Form 10QSB
period 1996-03-31
CSB FINANCIAL GROUP INC
filed 1996-05-15
CIK 940006

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

                        Commission File Number: 0-26650


                           CSB FINANCIAL GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       United States                                         37-1336338
- --------------------------------                   -----------------------------
  (State of other jurisdiction                     (I.R.S. Employer I.D. Number)
of incorporation or organization

200 South Poplar, Centralia, Illinois         62801
- -----------------------------------------------------
(Address of principal executive officers)   (Zip Code)


Registrant's telephone number, including area code:  (618) 532-1918
                                                     --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Shares outstanding at May 10, 1996
- -----------------------------                -----------------------------------
Common Stock, Par Value $0.01                                1,035,000

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

        - Consolidated Statements of Financial Condition

        - Consolidated Statements of Income

        - Consolidated Statements of Cash Flows

        - Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
March 31, 1996 and September 30, 1995

                                                                 March 31, September 30,
                                                                   1996        1995
                                                                 --------- -------------
                                                                 Unaudited    Audited
                                                                 --------- -------------
                                                                        (1,000's)
                                                                 -----------------------
Cash and cash equivalents:
   Cash ........................................................   $   265    $   321
   Interest bearing deposits ...................................     3,973     10,585
                                                                   -------    -------
              Total cash and cash equivalents ..................     4,238     10,906

Securities purchased under agreements to resell ................       300
Securities available for sale ..................................    12,139      2,218
Securities held to maturity ....................................     2,360     10,979
Loans receivable, net ..........................................    21,516     19,277
Accrued interest receivable ....................................       337        290
Premises and equipment, net ....................................       249        252
Other assets ...................................................        72        698
                                                                   -------    -------
              Total assets .....................................   $41,211    $44,620
                                                                   -------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .......................................................   $28,281    $38,696
Accrued interest payable .......................................         8          8
Deferred income taxes ..........................................       148        162
Other liabilities ..............................................        44        179
                                                                   -------    -------
              Total liabilities ................................    28,481     39,045
                                                                   -------    -------

Stockholders' Equity
   Preferred stock, par value $0.01 par value; 100,000 shares
      authorized and unissued                                            0          0
   Common stock, $0.01 par value; authorized 2,000,000 shares
      1,035,000 shares issued and outstanding ..................        10          0
   Paid-in capital .............................................     7,581          0
   Retained earnings ...........................................     5,757      5,559
   Unrealized gain (loss) on securities held available for sale,
      net of income tax effect .................................        (7)        16
   Unearned employee stock ownership plan shares ...............      (611)         0
                                                                   -------    -------
              Total stockholders' equity .......................    12,730      5,575
                                                                   -------    -------

              Total liabilities and stockholders' equity .......   $41,211    $44,620
                                                                   =======    =======

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 1996 and 1995
(Unaudited, in thousands except per share data)

                                                                    Six Months Ended
                                                                        March 31,
                                                                    ----------------
                                                                     1996      1995
                                                                    -------   -------
Interest income:
   Interest and fees on loans ...................................   $   909   $   651
   Interest on investments ......................................       519       537
                                                                    -------   -------
              Total interest income .............................     1,428     1,188
                                                                    -------   -------

Interest expense:
   Interest on deposits .........................................       639       550
   Interest on other borrowings .................................         0         5
                                                                    -------   -------
              Total interest expense ............................       639       555
                                                                    -------   -------

              Net interest income ...............................       789       633
Provision for loan losses .......................................        35        24
                                                                    -------   -------

              Net interest income after provision for loan losses       754       609
                                                                    -------   -------

Non-interest income:
   Other fees ...................................................        22        21
   Insurance commissions ........................................         2         8
   Other ........................................................        10         6
                                                                    -------   -------
              Total other income ................................        34        35
                                                                    -------   -------

Non-interest expense:
   Compensation and employee benefits ...........................       246       190
   Occupancy and equipment ......................................        31        56
   Data processing ..............................................        38        37
   Audit, legal and other professional ..........................        61        22
   SAIF deposit insurance .......................................        32        34
   Advertising ..................................................        13        12
   Other ........................................................        62        16
                                                                    -------   -------
                                                                        483       367
                                                                    -------   -------
              Income before income taxes ........................       305       277
Income taxes ....................................................       107        73
                                                                    -------   -------
              Net income ........................................   $   198   $   204
                                                                    =======   =======

Earnings per share ..............................................   $  0.21   $  0.21
                                                                    =======   =======

Weighted average shares outstanding .............................   956,555   952,200
                                                                    =======   =======


See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1996 and 1995
(Unaudited, in thousands except per share data)


                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     1996      1995
                                                                    -------   -------
Interest income:
   Interest on loans ............................................   $   507   $   389
   Interest on investments ......................................       162       206
                                                                    -------   -------
              Total interest income .............................       669       595
                                                                    -------   -------

Interest expense:
   Interest on deposits .........................................       318       286
   Interest on other borrowings .................................         0         4
                                                                    -------   -------
              Total interest expense ............................       318       290
                                                                    -------   -------

              Net interest income ...............................       351       305
Provision for loan losses .......................................        12        18
                                                                    -------   -------

              Net interest income after provision for loan losses       339       287
                                                                    -------   -------

Non-interest income:
   Other fees ...................................................        11        11
   Insurance commissions ........................................         1         0
   Other ........................................................         6         1
                                                                    -------   -------
              Total other income ................................        18        12
                                                                    -------   -------

Non-interest expense:
   Compensation and employee benefits ...........................       106        94
   Occupancy and equipment ......................................        16        13
   Data processing ..............................................        12        15
   Audit, legal and other professional ..........................        25        11
   SAIF deposit insurance .......................................        16        16
   Advertising ..................................................         7         5
   Other ........................................................        49        31
                                                                    -------   -------
                                                                        231       185
                                                                    -------   -------
                 Income before income taxes .....................       126       114
Income taxes ....................................................        46        29
                                                                    -------   -------
              Net income ........................................   $    80   $    85
                                                                    =======   =======
Earnings per share ..............................................   $  0.09   $  0.09
                                                                    =======   =======

Weighted average shares outstanding .............................   955,191   952,200
                                                                    =======   =======

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1996 and 1995
(Unaudited, in thousands)

                                                                        Six Months Ended
                                                                           March 31,
                                                                        -----------------
                                                                         1996      1995
                                                                        ------    -------
Cash Flows from Operating Activities:
   Net income ......................................................    $  198    $   181
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ....................................        35         24
      Provision for depreciation ...................................        10         10
      Employee stock ownership plan compensation expense ...........        60
      Deferred income taxes ........................................       (41)
      Amortization and accretion on securities .....................         7         (8)
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable .........       (47)         5
        Decrease (increase) in other assets ........................       626       (152)
        Increase in accrued interest payable .......................        17
        (Decrease) increase in other liabilities ...................      (135)       127
                                                                       -------    -------
              Net cash provided by operating activities ............       754        163
                                                                       -------    -------

Cash Flows from Investing Activities:
   (Increase) in securities purchased under agreements to resell ...      (300)         0
   Proceeds from sale of securities available for sale .............     1,000        269
   Purchase of securities available for sale .......................    (2,246)         0
   Purchase of securities held to maturity .........................      (100)         0
   Increase in loans receivable ....................................    (2,274)      (645)
   Purchase of premises and equipment ..............................        (7)        (3)
   Proceeds from sale of other repossessed property ................        32
                                                                       -------    -------
              Net cash (used in) investing activities ..............    (3,927)      (347)
                                                                       -------    -------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings .............................   $     0    $  (360)
   (Decrease) increase in deposits .................................   (10,415)       924
   Issuance of common stock, net of conversion expenses ............     6,920          0
                                                                       -------    -------
              Net cash (used in) financing activities ..............    (3,495)       564

              (Decrease) increase in cash and cash equivalents .....    (6,668)       380

Cash and cash equivalents at beginning of period ...................    10,906      1,202
                                                                       -------    -------

Cash and cash equivalents at end of period .........................   $ 4,238    $ 1,582
                                                                       -------    -------

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................   $   639    $   538
        Interest on other borrowings ...............................         0          5
        Income taxes ...............................................   $    57    $   126

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................   $   (37)   $    15

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................   $    14    $    (6)

      Transfer of securities from held to maturity to available for
        sale .......................................................   $  7,983   $     0

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $698,000, net proceeds totaled $7,582,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company is being accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc. and its wholly owned subsidiary, Centralia Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1996 the results of operations for the three months ended March 31, 1996 and 1995, and the results of its operations and cash flows for the six months ended March 31, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


Note 3.  Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unallocated shares of the ESOP are not considered outstanding. For comparative purposes, the earnings per share presentation assumes the stock offering occurred at the beginning of the earliest period presented or October 1, 1994.


Note 4.  Employee Stock Ownership Plan

In connection with the conversion of the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 82,800 shares of $0.01 par value common stock at the subscription price of $8 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the ratio of debt service paid to the total original principal plus the interest to be paid. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. ESOP compensation expense was $60,000 for the six months ended March 31, 1996. As of March 31, 1996, there were 77,003 unallocated ESOP shares with a fair value of $702,652.

CSB FINANCIAL GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


General

The principal assets of the Company are its investment in the Bank's common stock and the net proceeds from the sale of the Company's common stock in connection with the conversion. The Company's principal revenue source is interest and dividends on its investments. The principal business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Centralia, Illinois and surrounding areas. The Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans, mortgage-backed and investment portfolio, and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets, interest-bearing liabilities, and the interest rates earned or paid on these balances.

The Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums paid to the SAIF, and other operating expenses.

The operations of the Bank are significantly influenced by general economic conditions, related monetary, and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

The business strategy is to operate as a well capitalized, profitable and independent community savings bank dedicated to financing home ownership and consumer needs in its primary market area. The Bank has implemented this strategy by: (1) closely monitoring the needs of customers and providing quality service; (2) emphasizing consumer-oriented banking by originating construction and permanent loans on residential and commercial real estate and consumer loans, and by offering other financial services and products; (3) improving and maintaining high asset quality; (4) maintaining capital in excess of regulatory requirements; and (5) managing interest rate risk by emphasizing the origination of loans with adjustable rates or shorter terms and investments in short-term and liquid investments. The Bank has adopted various new business strategies intended to increase its presence in its primary market area, thereby increasing its lending activities and sources of income.

Liquidity and Capital Resources

The Bank's primary sources of funds consists of deposits, repayment and prepayment of loans, maturities of investments and interest-bearing deposits. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable, influenced by general interest rates, economic conditions, and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Bank's liquidity needs for the immediate future.

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 1996 and September 30, 1995, cash and cash equivalents totaled $4.2 million and $10.9 million, respectively. September 30, 1995 amount included deposits of 9.2 million for the purchase of stock on October 5, 1995.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At March 31, 1996, the Bank had no outstanding advances from the FHLB.

At December 31, 1995, the Bank had $609,000 in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of March 31, 1996, the Bank was in compliance with all of these capital requirements.

Financial Condition

Total assets decreased $3,409,000 to $41,211,000 at March 31, 1996 from $44,620,000 at September 30, 1995. Cash and cash equivalents decreased
$6,668,000. Cash and cash equivalents was higher at September 30, 1995 due to $6,920,000 net proceeds generated by the Company's stock offering: $8,280,000 of gross proceeds less $698,000 of conversion expenses, less $662,400 related to shares purchased by the ESOP.

The increase in loans of $2,239,000 since September 30, 1995 was primarily commercial real estate. This growth in loans was due to expansion into the commercial loan market in early 1995.

The increase in securities of $1,602,000 since September 30, 1995 was due to the investment of funds generated by the Company's stock offering.

Deposits at September 30, 1995 were higher due primarily to $9,200,000 of stock conversion deposits. The stock offering was completed on October 5, 1995 thus utilizing those deposits.

Results of Operations

Three months ended

Net Income - The Company's net income for the three months ended March 31, 1996 was $80,000 compared to $85,000 for the three months ended March 31, 1995. The decrease in net earnings resulted primarily from an increase in noninterest expense of $46,000 offset by an increase in net interest income of $46,000, an increase in other income of $6,000, a decrease in the provision for loan losses of $6,000, an increase in other income of $6,000, and an increase in income taxes of $17,000.

The increase in noninterest expense of $46,000 is attributable to an increase of $12,000 in compensation and employee benefits and a $14,000 increase in professional fees and an increase of $18,000 in other nonoperating expenses.

The increase in compensation and employee benefits is due to the recording of $16,000 of compensation expense related to adoption of the ESOP. The increase in professional fees was associated with the implementation of the ESOP.

Net Interest Income - Interest income for the three months ended March 31, 1996 increased by $46,000 to $351,000 from $305,000 for the three months ended March 31, 1995. The increase is attributable to an increase in the yield on interest earning assets.

Six months ended

Net Interest Income - Net interest income for the six months ended March 31, 1996 was $789,000 compared to $633,000 for the six months ended March 31, 1995.

Interest Income - Interest income increased by $240,000 from $1,188,000 to $1,428,000 or by 20%, during the first six months of 1996 compared to the respective period of 1995. This increase resulted from an increase in yields on interest earning assets. Yield on interest earning assets was 7.39% for the six months ended March 31, 1996 compared to 7.10% for the six months ended March 31, 1995.

Interest Expense - Interest expense increased $84,000 or 15%, to $639,000 for the six months ended March 31, 1996 from $555,000 for the same period in 1995. The increase was primarily attributable to the increase in the average cost of deposits from 3.9% in 1995 to 4.6% in 1996 This increase in the cost of deposits was reflective of the general increase in rates paid to depositors during this period. Due to the increasing interest rate environment for calendar year 1995, there was an increase in the percentage of savings customers using higher yield certificates of deposit instead of demand deposit accounts. This shift in the deposit mix has also had an effect on the increase in the average cost of deposits.

Net Income - The Company's net income for the six months ended March 31, 1996 was $198,000 compared to $204,000 for the six months ended March 31, 1995.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended March 31, 1996 and 1995, the provision for loan losses was $35,000 and $24,000, respectively.

Allowance for Loan Losses - The allowance for loan losses was $120,000 or .56% of loans receivable at March 31, 1996, compared to $113,000, or .58% of loans receivable at September 30, 1995. The level of non-performing loans was 1.39% of total loans at March 31, 1996 compared to 1.85% as of September 30, 1995. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $28,000 for the six months ended March 31, 1996 compared to net charge-offs of $19,000 for the six months ended March 31, 1995.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

On October 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114 (Statement No. 114). "Accounting by Creditors for the Impairment of a Loan," as amended by Statement No. 118, which requires loans to be considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported.

The adoption of Statement No. 114 had no effect on the financial statements.

Noninterest Income - Noninterest income was $ 34,000 for the six months ended March 31, 1996 compared to $35,000 for the six months ended March 31, 1995.

Noninterest Expense - Noninterest expense increased $119,000 for the six months ended March 31, 1996 to $483,000 from $364,000 for the six months ended March 31, 1996. This increase resulted from increases in compensation expense and professional fees. The increase in compensation expense was attributable to the recording of $60,000 of compensation expense related to the adoption of the ESOP. The increase in professional fees was associated with the acquisition of the Carlyle branch, implementation of the ESOP and a marketing study for branch expansion.

The Bank's effective tax rate for the six months ended March 31, 1996 and 1995 was approximately 35.1% and 35.4%, respectively.

Nonperforming Assets

At March 31, 1996, the Bank had $321,000 of nonperforming assets. On September 30, 1995, the Bank had $362,000 nonperforming assets.

Impact on Inflation and Changing Prices

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Federal Deposit Insurance Corporation's Assessment

A number of proposals are being considered to recapitalize the SAIF in order to eliminate the insurance premium disparity. One proposal being considered by the FDIC provides for a one-time assessment of as much as 85 to 90 basis points which would be imposed on all SAIF insured deposits. Based on the Bank's SAIF-assessable deposits as of March 31, 1996, an 85 basis point assessment could result in a one-time charge, net of taxes, of $156,000.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

         Exhibits:

         EX-27 Financial Data Schedule

         Reports on Form 8K:

         None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CSB Financial Group, Inc.


Date:    May 14, 1996                       /s/ K. Gary Reynolds
         ------------------------------     ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director


Date:    May 14, 1996                       /s/ Joanne Ticknor
         -------------------------------    ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer