Form 10QSB
period 1996-06-30
CSB FINANCIAL GROUP INC
filed 1996-08-14
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ______________________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           United States                                      37-1336338
- ---------------------------------                    ---------------------------
   (State or other jurisdiction                      (I.R.S. Employer ID Number)
of incorporation or organization)

 200 South Poplar, Centralia, Illinois                    62801
- ----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)


         Registrant's telephone number, including area code   (618) 532-1918
                                                              --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [  ] YES   [X] NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Shares  outstanding  at August 10, 1996
- -----------------------------           ---------------------------------------
Common Stock, Par Value $0.01                          1,035,000

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 1996 and September 30, 1995


- --------------------------------------------------------------------------------


                                                                June      September
                                                              ---------------------
                                                                1996        1995
                                                              ---------------------
                                                              Unaudited    Audited
                                                              ---------------------
ASSETS                                                               (1,000's)
                                                              ---------------------
Cash and cash equivalents:
   Cash .....................................................   $   388    $   321
   Interest bearing deposits ................................       943     10,585
                                                                ------------------
              Total cash and cash equivalents ...............     1,331     10,906

Securities purchased under agreements to resell .............       300          0
Securities available for sale ...............................    13,924      2,218
Securities held to maturity .................................     2,354     10,979
Loans receivable, net .......................................    22,887     19,277
Accrued interest receivable .................................       393        290
Premises and equipment, net .................................       271        252
Other assets ................................................        64        698
                                                                ------------------
              Total assets ..................................   $41,524    $44,620
                                                                ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ....................................................   $28,465    $38,696
Accrued interest payable ....................................         7          8
Deferred income taxes .......................................       139        162
Other liabilities ...........................................        76        179
                                                                ------------------
              Total liabilities .............................    28,687     39,045
                                                                ------------------

Stockholders' Equity
   Preferred stock, par value $0.01 par value; 100,000 shares
      authorized and unissued ...............................         0          0
   Common stock, $0.01 par value; authorized 2,000,000 shares
      1,035,000 shares issued and outstanding ...............        10          0
   Paid-in capital ..........................................     7,583          0
   Retained earnings ........................................     5,861      5,559
   Unrealized gain (loss) on securities available for sale,
      net of income tax effect ..............................       (21)        16
   Unearned employee stock ownership plan shares ............      (596)         0
                                                                ------------------
              Total stockholders' equity ....................    12,837      5,575
                                                                ------------------

              Total liabilities and stockholders' equity ....   $41,524    $44,620
                                                                ==================


See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended June 30, 1996 and 1995
(Unaudited, in thousands except per share data)


- --------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                                         June 30,
                                                                   ------------------
                                                                     1996      1995
                                                                   ------------------
Interest income:
   Interest and fees on loans ...................................  $  1,386  $  1,066
   Interest on investments ......................................       752       745
                                                                   ------------------
              Total interest income .............................     2,138     1,811
                                                                   ------------------

Interest expense:
   Interest on deposits .........................................       959       868
   Interest on other borrowings .................................         0         5
                                                                   ------------------
              Total interest expense ............................       959       873
                                                                   ------------------

              Net interest income ...............................     1,179       938
Provision for loan losses .......................................        45        49
                                                                   ------------------

              Net interest income after provision for loan losses     1,134       889
                                                                   ------------------

Noninterest income:
   Other fees ...................................................        35        32
   Insurance commissions ........................................         4         9
   Other ........................................................        17         7
                                                                   ------------------
              Total noninterest income ..........................        56        48
                                                                   ------------------

Noninterest expense:
   Compensation and employee benefits ...........................       328       272
   Occupancy and equipment ......................................        46        70
   Data processing ..............................................        54        53
   Audit, legal and other professional ..........................       104        33
   SAIF deposit insurance .......................................        49        50
   Advertising ..................................................        13        18
   Other ........................................................       123        55
                                                                   ------------------
              Total noninterest expense .........................       717       551
                                                                   ------------------
              Income before income taxes ........................       473       386
Income taxes ....................................................       170        97
                                                                   ------------------
              Net income ........................................  $    303   $   289
                                                                   ==================

Earnings per share ..............................................  $   0.32   $  0.30
                                                                   ==================

Weighted average shares outstanding .............................   957,634   952,200
                                                                   ==================


See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1996 and 1995
(Unaudited, in thousands except per share data)


- --------------------------------------------------------------------------------


                                                                   Three Months Ended
                                                                         June 30,
                                                                   ------------------
                                                                     1996      1995
                                                                   ------------------
Interest income:
   Interest on loans ............................................  $    477  $    415
   Interest on investments ......................................       233       208
                                                                   ------------------
              Total interest income .............................       710       623
                                                                   ------------------

Interest expense:
   Interest on deposits .........................................       320       318
                                                                   ------------------

              Net interest income ...............................       390       305
Provision for loan losses .......................................        10        25
                                                                   ------------------

              Net interest income after provision for loan losses       380       280
                                                                   ------------------

Noninterest income:
   Other fees ...................................................        13        11
   Insurance commissions ........................................         2         1
   Other ........................................................         7         1
                                                                   ------------------
              Total noninterest income ..........................        22        13
                                                                   ------------------

Noninterest expense:
   Compensation and employee benefits ...........................        82        82
   Occupancy and equipment ......................................        15        14
   Data processing ..............................................        16        16
   Audit, legal and other professional ..........................        43        11
   SAIF deposit insurance .......................................        17        16
   Advertising ..................................................         6
   Other ........................................................        61        39
                                                                   ------------------
              Total noninterest expense .........................       234       184
                                                                   ------------------
              Income before income taxes ........................       168       109
Income taxes ....................................................        63        24
                                                                   ------------------
              Net income ........................................  $    105  $     85
                                                                   ==================

Earnings per share ..............................................  $   0.11  $   0.09
                                                                   ==================

Weighted average shares outstanding .............................   959,804   952,200
                                                                   ==================


See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1996 and 1995
(Unaudited, in thousands)


- --------------------------------------------------------------------------------

                                                                       Nine  Months Ended
                                                                           June  30,
                                                                       ------------------
                                                                         1996      1995
                                                                       ------------------
Cash Flows from Operating Activities:
   Net income ......................................................   $    303  $    289
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ....................................        45         49
      Provision for depreciation ...................................        15         15
      Employee stock ownership plan compensation expense ...........        76          0
      Deferred income taxes ........................................         0        (23)
      Amortization and accretion on securities .....................        10        (12)
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable .........      (103)         6
        Decrease (increase) in other assets ........................       634       (137)
        Increase (decrease) in accrued interest payable ............        (1)        19
        (Decrease) in other liabilities ............................      (103)       (33)
                                                                      -------------------
              Net cash provided by operating activities ............       876        173
                                                                      -------------------

Cash Flows from Investing Activities:
   (Increase) in securities purchased under agreements to resell ...      (300)         0
   Proceeds from maturities of securities available for sale .......     2,000        269
   Purchase of securities available for sale .......................    (5,781)      (284)
   Purchase of securities held to maturity .........................    (1,370)         0
   Proceeds from maturities of securities held to maturity .........     2,000      1,344
   (Increase) in loans receivable ..................................    (3,655)    (1,629)
   Purchase of premises and equipment ..............................       (34)       (11)
   Proceeds from sale of other repossessed property ................         0         32
                                                                      -------------------
              Net cash (used in) investing activities ..............    (7,140)      (279)
                                                                      -------------------

Cash Flows from Financing Activities:
   Repayments of short-term borrowings .............................  $      0   $   (360)
   (Decrease) increase in deposits .................................   (10,231)     1,348
   Issuance of common stock, net of conversion expenses ............     6,920          0
                                                                      -------------------
              Net cash provided by (used in) financing activities ..    (3,311)       988

              (Decrease) increase in cash and cash equivalents .....    (9,575)       882

Cash and cash equivalents at beginning of period ...................    10,906      1,202
                                                                      -------------------

Cash and cash equivalents at end of period .........................  $  1,331   $  2,084
                                                                      ===================

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................  $    960   $    849
        Interest on other borrowings ...............................  $      0          5
        Income taxes ...............................................  $    164   $    126

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................  $    (60)  $     31

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................  $     23   $    (11)

      Transfer of securities from held to maturity to available for
        sale .......................................................  $  7,983   $      0


See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------



Note 1.  Background Information

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc. and its wholly owned subsidiary, Centralia Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1995. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1996 the results of operations for the three months ended June 30, 1996 and 1995, and the results of its operations and cash flows for the nine months ended June 30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.


Note 3.  Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unallocated shares of the ESOP are not considered outstanding. For comparative purposes, the earnings per share presentation assumes the stock offering occurred at the beginning of the earliest period presented or October 1, 1994.

Note 4.  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 82,800 shares of $0.01 par value common stock at the subscription price of $8 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the ratio of debt service paid to the total original principal plus the interest to be paid. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. ESOP compensation expense was $76,000 for the nine months ended June 30, 1996. As of June 30, 1996, there were 74,572 unallocated ESOP shares with a fair value of $689,791.

CSB FINANCIAL GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 1996 and September 30, 1995, cash and cash equivalents totaled $1.3 million and $10.9 million, respectively. The September 30, 1995 amount included deposits of 9.2 million for the purchase of the Company's stock completed on October 5, 1995.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At June 30, 1996, the Bank had no outstanding advances from the FHLB.

At June 30, 1996, the Bank had $35,000 in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 3% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of June 30, 1996, the Bank was in compliance with all of these capital requirements.

Financial Condition

Total assets decreased $3,096,000 to $41,524,000 at June 30, 1996 from $44,620,000 at September 30, 1995. Cash and cash equivalents decreased
$9,575,000. Cash and cash equivalents was higher at September 30, 1995 due to $6,920,000 net proceeds generated by the Company's stock offering: $8,280,000 of gross proceeds less $698,000 of conversion expenses, less $662,400 related to shares purchased by the ESOP.

The increase in loans of $3,610,000 since September 30, 1995 was primarily commercial real estate. This growth in loans was due to expansion into the commercial loan market in early 1995.

The increase in securities of $3,381,000 since September 30, 1995 was due to the investment of funds generated by the Company's stock offering.

Deposits at September 30, 1995 were higher due primarily to $9,200,000 of stock conversion deposits. The stock offering was completed on October 5, 1995 thus utilizing those deposits.

Results of Operations

Three months ended

Net Income - The Company's net income for the three months ended June 30, 1996 was $105,000 compared to $85,000 for the three months ended June 30, 1995. The increase in net earnings resulted primarily from a decrease in the provision for loan losses of $15,000.

The increase in noninterest expense of $50,000 is attributable to an increase of $32,000 in professional fees and $22,000 in other nonoperating expenses.

The increase in professional fees was associated with the implementation of the ESOP. The increase in other nonoperating expenses was attributable to office supplies.

Net Interest Income - Net interest income for the three months ended June 30, 1996 increased by $85,000 to $390,000 from $305,000 for the three months ended June 30, 1995. The increase is attributable to an increase in the yield on interest earning assets.

Nine months ended

Net Interest Income - Net interest income for the nine months ended June 30, 1996 was $1,179,000 compared to $938,000 for the nine months ended June 30, 1995.

Interest Income - Interest income increased by $327,000 from $1,811,000 to $2,138,000 or by 18%, during the first nine months of 1996 compared to the respective period of 1995. This increase resulted from an increase in yields on interest earning assets.

Interest Expense - Interest expense increased $86,000 or 10%, to $959,000 for the nine months ended June 30, 1996 from $873,000 for the same period in 1995. The increase was primarily attributable to the increase in the average cost of deposits from 3.9% in 1995 to 4.5% in 1996. This increase in the cost of deposits was reflective of the general increase in rates paid to depositors during this period. Due to the increasing interest rate environment for calendar year 1995, there was an increase in the percentage of savings customers using higher yield certificates of deposit instead of demand deposit accounts. This shift in the deposit mix has also had an effect on the increase in the average cost of deposits.

Net Income - The Company's net income for the nine months ended June 30, 1996 was $303,000 compared to $289,000 for the nine months ended June 30, 1995.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended June 30, 1996 and 1995, the provision for loan losses was $45,000 and $49,000, respectively.

Allowance for Loan Losses - The allowance for loan losses was $108,000 or .47% of loans receivable at June 30, 1996, compared to $113,000, or .58% of loans receivable at September 30, 1995. The level of non-performing loans was .04% of total loans at June 30, 1996 compared to 1.85% as of September 30, 1995. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $50,000 for the nine months ended June 30, 1996 compared to net charge-offs of $45,000 for the nine months ended June 30, 1995.

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

Noninterest Income - Noninterest income was $56,000 for the nine months ended June 30, 1996 compared to $48,000 for the nine months ended June 30, 1995.

Noninterest Expense - Noninterest expense increased $166,000 for the nine months ended June 30, 1996 to $717,000 from $551,000 for the nine months ended June 30, 1996. This increase resulted from increases in compensation expense and professional fees. The increase in compensation expense was attributable to the recording of $76,000 of compensation expense related to the adoption of the ESOP. The increase in professional fees was associated with the acquisition of the Carlyle branch, implementation of the ESOP and a marketing study for branch expansion.

The Bank's effective tax rate for the nine months ended June 30, 1996 and 1995 was approximately 35.9% and 25.1%, respectively.

Nonperforming Assets

At June 30, 1996, the Bank had $289,000 of nonperforming assets. On September 30, 1995, the Bank had $362,000 of nonperforming assets.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         Changes in Registrant's certifying accountant. Current report dated April 17, 1996 for event of April 11, 1996.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CSB Financial Group, Inc.



Date:  Aug 12,1996                          /s/ K. Gary Reynolds
       ---------------------------------    ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director


Date:  Aug 12, 1996                         /s/ Joanne Ticknor
       --------------------------------     ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer