Form 10KSB
period 1996-09-30
CSB FINANCIAL GROUP INC
filed 1996-12-27
CIK 940006

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                         Commission file number 0-26650

                            CSB FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

            Delaware                                            37-1336338
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                   200 South Poplar, Centralia, Illinois 62801
               ---------------------------------------------------
               (Address or principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (618) 532-1918

       Securities registered under Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                     Common Stock: par value $0.01 per share
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         State issuer's revenues for its most recent fiscal year.  $2,954,000

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 30, 1996 was $9,566,870. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $10 per share, the last sales price as quoted on The Nasdaq Stock Market for November 29, 1996.

         The Registrant had 956,687 shares of Common Stock outstanding at November 29, 1996, not including 78,313 shares held by the Registrant's Employee Stock Ownership Plan which have not been committed to be released to participants.

Transitional Small Business Disclosure Format:       Yes             No     X

The Exhibit Index is located at page 2.

                                      INDEX


PART I                                                                      Page

     Item 1. Description of Business

     Item 2. Description of Property

     Item 3. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Security Holders

PART II

     Item 5. Market for Common Equity and Related Stockholder Matters

     Item 6. Management's Discussion and Analysis or Plan of Operation

     Item 7. Financial Statements

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Item 10. Executive Compensation

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     Item 12. Certain Relationships and Related Transactions

     Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  Description of Business.

         On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662. The gross proceeds of the offering were $8,280. After reducing gross proceeds for conversion costs of $696, net proceeds totaled $7,584. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

         The acquisition of the Bank by the Company is being accounted for like a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on an historical cost basis with no goodwill or other intangible assets being recorded.

         The Company's assets at September 30, 1996 consist primarily of the investment in the Bank of approximately $8.6 million and short-term marketable securities of approximately $3.3 million. Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

         The Bank is an Illinois-chartered stock savings bank regulated by the Illinois Commissioner of Savings and Residential Finance (the "Commissioner"). The Bank was originally chartered in 1879 as a federally chartered savings and loan association. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank's primary market area consists of Marion County, Illinois, which includes the cities of Carlyle and Centralia. The Bank maintains two offices, one in Centralia and one in Carlyle, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans and consumer and commercial loans. At September 30, 1996, the Bank had total assets, liabilities and stockholders' equity of approximately $46.6 million, $38 million, and $8.6 million, respectively.

         The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage, commercial real estate, construction, land development and other loans. At September 30, 1996, the Bank's gross loan portfolio totaled $26.9 million of 57.8% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury securities, government agency securities, local municipal securities and mortgage-backed securities. At September 30, 1996, the Bank's securities portfolio totaled $12.9 million or 27.7% of total assets with $10.7 million classified as available for sale, $2 million classified as held to maturity and $165,000 classified as nonmarketable equity securities.

         The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans. Through its wholly-owned subsidiary, Centralia SLA, Inc., the Bank engages in the sale of insurance services.

         On September 13, 1996, the Company acquired the Carlyle, Illinois branch (the "branch") of Kankakee Federal Savings and Loan. The branch had approximately $8.6 million in deposits at the date of acquisition. In addition to assuming the deposit liabilities attributable to the branch, the Company acquired certain assets associated with the branch, including the building.

         The executive offices of the Company and Savings Bank are located at 200 South Poplar Street, Centralia, Illinois 62801 and the telephone number is
(618) 532-1918.

         Composition of the Loan Portfolio. The Bank's historical lending strategy has focused primarily on the origination of residential mortgage loans secured by one- to four-family homes and consumer loans to customers with whom the Bank already had a deposit or lending relationship. Beginning in May, 1994, the Bank began offering consumer loans, primarily installment loans for the purchase of automobiles, to the general public. The Bank also originates, from time to time, multi-family and commercial real estate loans and commercial non-real estate loans, although such loans presently constitute a relatively small percentage of the Bank's total loan portfolio. The following table sets forth in greater detail the composition of the Bank's loan portfolio by type of loan as of the dates indicated:

                                                            At September 30,
                                                -----------------------------------------
                                                       1996                  1995
                                                ------------------     ------------------
                                                              (In Thousands)
                                                -----------------------------------------
                                                 Amount     Percent    Amount     Percent
                                                -----------------------------------------
Mortgage Loans:
     One- to four-family ....................   $17,285      63.69%   $13,086      66.72%
     Multi-family ...........................       527       1.94%       535       2.73%
     Commercial real estate .................       823       3.03%       835       4.26%
     Other loans secured by real estate .....     1,091       4.02%       638       3.25%
                                                -------               -------
          Total mortgage loans ..............    19,726      72.68%    15,094      76.96%
Commercial and Consumer Loans:
     Commercial .............................     1,462       5.39%       618       3.15%
     Consumer ...............................     4,637      17.09%     3,323      16.95%
     Home equity lines of credit ............       998       3.68%        18       0.09%
     Share loans ............................       316       1.16%       559       2.85%
                                                -------               -------
          Total commercial and consumer loans     7,413      27.32%     4,518      23.04%

Total loans .................................    27,139     100.00%    19,612     100.00%
                                                -------               -------
Less:
     Deferred fees ..........................        23                    30
     Unearned income on consumer loans ......        68                   192
     Allowance for loan losses ..............       117                   113
                                                -------               -------
Total loans, net ............................   $26,931               $19,277
                                                =======               =======

     The Bank had no loans held for sale at September 30, 1996 or 1995. As of September 30, 1996, 45% of the Bank's loans had adjustable interest rates.

         The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board and legislative tax policies.

Loan Maturity

         The following table shows the maturity of the Bank's loans at September 30, 1996. The table does not include the effect of future loan repayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 1 to 5 years, multi-family loans with maturities from 1 to 5 years, adjustable-rate commercial real estate loans with maturities of 20 to 25 years, commercial loans with maturities of 90 days to one year, and consumer loans with maturities of 1 to 5 years.

                                                              At September 30, 1996
                                                     ---------------------------------------
                                                     Mortgage   Commercial Consumer   Total
                                                       Loans      Loans     Loans     Loans
                                                     ---------------------------------------
                                                                   (In Thousands)
Amounts due:
   One year or less ..............................   $   5,074   $    487  $   504   $ 6,065
                                                     ======================================
   After one year:
      More than one year to five years ...........   $   9,607   $    849  $ 5,222   $15,678
      More than five years to ten years ..........         674        126      225     1,025
      More than ten years ........................       4,371         --       --     4,371
                                                     ---------------------------------------
         Total due after September 30, 1997 ......   $  14,652   $    975  $ 5,447   $21,074
                                                     =======================================

Interest rate terms on amounts due after one year:
      Fixed ......................................   $   6,740   $    975  $ 5,447   $13,162
      Adjustable .................................       7,912         --      --      7,912

         One- to Four-Family Loans. The primary lending activity of the Bank has been the extension of first mortgage residential loans to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. At September 30, 1996 and 1995, the Bank's gross loan portfolio consisted of approximately $17.3 million, or 63.69%, and $13.1 million, or 66.72%, respectively of loans secured by one- to four-family residential real estate. The predominant type of first-mortgage residential loan currently offered by the Savings Bank to loan customers is an adjustable rate mortgage that adjusts on either a one-year or three-year basis with a 30 year amortization.

         Balloon loans were the predominant type of residential first mortgage loan offered by the Savings Bank prior to September, 1994. Such loans are amortized over a maximum period of 30 years for purposes of computing the borrower's monthly mortgage payments. Under the terms of its standard balloon loan, the Savings Bank is generally obligated, at the option of the borrower, to refinance the loan at the time the balloon payment becomes due, provided that the loan is current at such time. The initial interest rate on each balloon loan offered by the Savings Bank is fixed at the rate prevailing at the time that the loan is originated. Most of the balloon loans in the Savings Bank's portfolio further provide that the interest rate will not increase by more than one to two percentage points at the end of each balloon period and that the maximum interest rate will not exceed the initial rate by more than three percentage points either over the life of the mortgage or for as long as the home that is being financed remains owner-occupied.

         The Bank has attempted to shift the balance between its ARMs and balloon loans by ceasing to offer balloon loans to new customers and encouraging the holders of existing balloon loans to replace such loans, upon maturity, with ARMs. Management believes that the higher interest rate ceilings and the interest rate floor included in its ARMS will result in less interest rate risk to the Bank than the interest rate risk posed by its balloon loans.

         The Bank's one- to four-family residential loan portfolio also contains a limited number of fixed-rate loans. The Bank has extended, and expects to continue to extend, from time to time, fixed-rate loans to customers who prefer a fixed rate of interest. The Bank will not originate a fixed-rate loan unless such loan complies with the underwriting standards of the Federal Home Loan Mortgage Corporation ("FHLMC") and the FNMA. This will give the Bank the option of either holding such fixed-rate loans in its portfolio or selling such loans in the secondary mortgage market.

         The Bank's reliance on ARMs and balloon loans, rather than fixed-rate mortgage loans, makes the Bank's first-mortgage residential loan portfolio more interest-rate sensitive. However, since the interest earned on ARMs or on balloon loans which are refinanced on a one-, three- or five-year cycle varies with prevailing interest rates, such loans do not offer the Bank as predictable a cash flow as do longer-term, fixed-rate loans. ARMs and balloon loans which are subject to refinancing on a one-, three- or five-year cycle may also carry increased credit risk as the result of the imposition of higher monthly payments upon borrowers during periods of rising interest rates. During such periods, the risk of default on such loans may increase, due to the upward adjustment of interest costs to the borrower. Management has attempted to minimize such risk by qualifying borrowers at the maximum rate of interest payable under the terms of the ARM or the refinanced balloon loan.

         The loan-to-value ratio of most single-family first-mortgage loans made by the Bank is 80%. If the loan-to-value ratio exceeds 85%, the Bank requires private mortgage insurance to cover the excess over 85%. If private mortgage insurance is obtained, the mortgage is limited to 95% of the lesser of the appraised value or purchase price. The maximum loan-to-value ratio on a loan for the construction of a new single-family residential home is 80%, and the maximum loan-to-value ratio on loans on two- to four-family dwellings is 75%.

         The Bank requires title insurance, or an attorney's opinion as to title, and fire and casualty insurance coverage of the property securing any mortgage loan originated or purchased by the Bank. All of the Bank's real estate loans contain due-on-sale clauses which provide that if the mortgagor sells, conveys or alienates the property underlying the mortgage note, the Bank has the right at its option to declare the note immediately due and payable without notice.

         Multi-family Residential Lending. At September 30, 1996 and 1995, the Bank's gross loan portfolio consisted of approximately $527,000, or 1.94%, and $535,000 or 2.73%, respectively of loans secured by multi-family residential real estate. Multi-family real estate loans are generally limited to 70% of the appraised value of the property or the selling price, whichever is less. Loans secured by multi-family real estate are generally larger and, like commercial real estate loans, involve a greater degree of risk than one- to four-family residential loans.

         Commercial Real Estate Loans. The Bank has historically made commercial real estate loans on a limited basis. At September 30, 1996 and 1995, the Bank's commercial real estate loan portfolio amounted to $823,000, or 3.03%, and $835,000, or 4.26%, respectively of the Bank's gross loan portfolio. The Bank's practice has been to underwrite such loans based on its analysis of the amount of cash flow generated by the business in which the real estate is used and the resulting ability of the borrower to meet its payment obligations. Although such loans are secured by a first mortgage on the underlying property, the Savings Bank also generally seeks to obtain a personal guarantee of the loan by the owner of the business in which the property is used.

         Commercial Loans. As of September 30, 1996 and 1995, the Bank's gross loan portfolio consisted of approximately $1,462,000 or 5.39% and $618,000, or 3.15%, respectively of commercial loans secured by accounts receivable, inventory, farm land or outstanding stock issued by a corporation. The Bank has also made, from time to time, unsecured personal loans to the sole proprietors of small businesses on the same terms and conditions on which it makes other unsecured personal loans.

         Consumer Loans. The Bank originates a variety of consumer loans, generally consisting of installment loans for the purchase of motor vehicles and boats, loans to purchase household goods, loans secured by savings accounts at the Bank and unsecured personal loans. At September 30, 1996 and 1995, the Bank's portfolio of consumer loans totaled approximately $5,951,000, or 21.93%, and $3,900,000, or 19.89%, respectively of the Bank's gross loan portfolio. The Bank may make a loan to finance the purchase of a new and previously untitled motor vehicle or boat in an amount equal to the lesser of 5% over the factory invoice price or 90% of the sticker price of the motor vehicle or boat. Loans for the purchase of used motor vehicles are limited to the amount of the wholesale price listed for the vehicle in the National Automobile Dealers' Association used car guide. Any loan for the purchase of a motor vehicle or boat is secured by the purchased vehicle or boat and is written to amortize over a maximum period of between two and five years, depending on the age of the motor vehicle or boat offered as collateral. Loans to finance the purchase of new household goods may be made in an amount equal to 100% of the sales price of such goods. Such loans are secured by the goods purchase. Loans for the purchase of household goods may be amortized for a maximum period of four years. Loans secured by a customer's savings account with the Savings Bank are limited to an amount equal to 90% of the amount of the deposit. A loan that is secured by a deposit with a specific maturity date is written with a term matching the maturity date of the deposit. Unsecured personal loans are limited to $15,000 per borrower and to a term of three to five years. As a practical matter, most such loans do not exceed $10,000 and are amortized over a period of three years.

         Loan Processing. Upon receipt of a completed loan application from a prospective borrower, the Savings Bank obtains a credit report from a credit reporting agency and, depending on the type of loan, verifies employment, income and other financial information received from the prospective borrower and requests additional financial information, if necessary. If a loan in the amount of $50,000 or more is secured by real estate, the Bank requires an independent appraisal of the real estate. Real estate securing a loan of $50,000 or less is appraised only by the Bank's internal appraisal committee. Once such information and appraisals are complete, the application is submitted for underwriting by designated staff. The application, together with the underwriter's recommendations, is then forwarded for review and action to the President of the Bank, the Loan Committee of the Board of Directors, or the Board of Directors as a whole, depending on the size and nature of the loan.

         The Board of Directors of the Bank has established the following guidelines for loan approval authority for all loans originated by the Bank: (i) any lending officer of the Bank may approve loans up to $75,000, (ii) the Bank's President may approve loans up to $125,000, (iii) the Loan Committee of the Board of Directors may approve loans up to $300,000, and (iv) the Board of Directors may approve any loan in excess of $300,000 up to the Bank's applicable legal lending limit.

         Loan Purchases and Sales. The Bank has occasionally purchased loans originated by other financial institutions, secured by one- to four-family residential properties or commercial real estate located outside of its primary market area. At September 30, 1996 and 1995, the total balance outstanding on first mortgage loans purchased by the Bank was $653,000 and $703,000, respectively. At September 30, 1996 and 1995, the Bank did not have any loans held as available for sale. Historically, the Bank has not sold any of its loans into the secondary market.

Delinquencies

         The Bank's collection procedures with respect to delinquent loans include written notice of delinquency contact by letter or telephone by Bank personnel. Most loan delinquencies are cured within 90 days and no legal action is taken. With respect to mortgage loans, if the delinquency exceeds 180 days, and in the case of consumer loans, if the delinquency exceeds 90 days, the Bank institutes measure to enforce its remedies resulting from the default, including the commencement of foreclosure action of the repossession of collateral.

         At September 30, 1996, delinquencies in the Bank's loan portfolio were as follows:

                                        At September 30, 1996
                             ---------------------------------------------------
                                                 90 Days             Total
                             30-89 Days(1)      or More (1)     Delinquent Loans
                             ---------------- ----------------  ----------------
                             Number Principal Number Principal  Number Principal
                              of    Balance   of     Balance    of     Balance
                             Loans  of Loans  Loans  of Loans   Loans  Of Loans
                             ---------------------------------------------------
                                         (Dollars in Thousands)

Real estate loans .......     11     $363      5      $115       16      $478
Commercial loans ........     --       --      1         1        1         1
Consumer loans ..........     18      119      6        27       24       146
                             ------------------------------------------------

     Total ..............     29     $482     12      $143       41      $625
                             ================================================

Delinquent loans to
   to gross loans .......       1.78%           0.53%             2.31%
                                =====           =====             =====

         At September 30, 1995, delinquencies in the Bank's loan portfolio were as follows:

                                           At September 30, 1995
                             ---------------------------------------------------
                                                   90 Days           Total
                             30-89 Days (1)      Or More (1)    Delinquent Loans
                             ---------------- ----------------  ----------------
                             Number Principal Number Principal  Number Principal
                               of    Balance   of     Balance    of     Balance
                              Loans of Loans  Loans  of Loans   Loans   of Loans
                             ---------------------------------------------------
                                          (Dollars in Thousands)

Real estate loans ...........    3      $44     7      $213       10        $257
Commercial loans ............   --       --     1        34        1          34
Consumer loans ..............    1        6     6       114        7         120
                                ------------------------------------------------

     Total ..................    4      $50    14      $361       18        $411
                                ================================================

Delinquent loans to
   to gross loans ...........       0.26%         1.84%               2.10%
                                    =====         =====               =====

(1) The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment and the Bank's management deems collection to be unlikely. The number of loans and principal balance includes nonaccrual loans.

Nonperforming Assets

         The Bank places loans that are 90 days or more past due on nonaccrual status unless such loans are adequately collateralized and in the process of collection. Accrual of interest on a nonaccrual loan is resumed only when all contractually past due payments are brought current and management believes that the outstanding loan principal and contractually due interest are no longer doubtful of collection.

         Foreclosed properties are recorded at the fair value at the date of foreclosure. Any subsequent reduction in the fair value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of September 30, 1996 and 1995, the Bank had no foreclosed properties or "real estate owned."

         The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated.

                                                                        At
                                                                   September 30,
                                                                  --------------
                                                                  1996      1995
                                                                  --------------
                                                                  (In Thousands)
Loans accounted for on a nonaccrual basis
     One- to four-family loans ..............................     $189      $198
     Commercial loans .......................................        1        34
     Consumer loans .........................................       45       103
                                                                  --------------
          Total nonaccrual loans ............................     $235      $335
                                                                  --------------

Accruing loans which are contractually past due 90 days or more:
     One- to four-family loans ..............................       15        15
     Consumer loans .........................................        2        11
                                                                   -------------
           Total 90 days past due and accruing interest .....       17        26
                                                                   -------------

          Total nonaccrual and 90 days past due loans .......      252       361

Real estate owned                                                   --        --
                                                                   -------------

          Total nonperforming assets ........................      $252     $361
                                                                   =============

          Total nonperforming assets to total assets ........      0.50%   0.81%
                                                                   =============

         Classified Assets. FDIC policies require that each insured depository institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have the authority to identify problem assets and, if appropriate, require them to be classified. The Bank reviews and classifies its assets at least quarterly. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continued treatment of the asset as an asset on the books of the institution is not warranted.

         An insured institution is required to establish prudent general allowances for the loan losses with respect to assets classified as substandard or doubtful. The institution is required either to charge off assets classified as loss or to establish a specific allowance for 100% of the portion of the asset classified as loss.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of September 30, 1996 and 1995, the Bank's allowance for loan losses was 0.43% and 0.58%, respectively, of total loans. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

         It is the policy of the Bank to charge off customer loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the bulk of the Bank's portfolio, is to establish loss reserves in accordance with the Bank's loan classification process, based on generally accepted accounting practices. It is the policy of the Bank to obtain an appraisal on all real estate acquired through foreclosure at the time of foreclosure.

         The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                                                   Year Ended
                                                                  September 30,
                                                                  --------------
                                                                  1996     1995
                                                                  --------------
                                                                  (In Thousands)

Balance at beginning of period ................................   $113     $ 99
Provision for loan losses .....................................     64       80
Recoveries:
     Consumer loans ...........................................     10        4
                                                                  -------------
          Total recoveries ....................................     10        4
                                                                  -------------

Charge-offs:
     One- to four-family loans ................................     --        5
     Consumer loans ...........................................     48       65
     Commercial ...............................................     22       --
                                                                  -------------
          Total charge-offs ...................................     70       70
                                                                  -------------
          Net charge-offs .....................................    (60)     (66)
                                                                  -------------
Balance at end of period ......................................   $117     $113
                                                                  =============

Ratio of allowance for loan losses to gross loans outstanding
   at the end of the period .................................    0.43%    0.58%
Ratio of net charge offs to average loans outstanding during
   the period ...............................................    0.27%    0.36%
Ratio of allowance for loan losses to total nonperforming
   assets at the end of the period ..........................   46.43%   31.30%
                                                                ===============

         The following table sets forth the Bank's allocation of the allowance for loan losses by category and the percent of the allocated allowance to the total allowance for each specific loan category. The portion of the allowance for loan losses allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve to the entire loan portfolio.

                                                                               At September 30,
                                                ----------------------------------------------------------------------------------
                                                              1996                                       1995
                                                -------------------------------------    -----------------------------------------
                                                         As % Of           As % of                      As % of         As % of
                                                          Gross            Loans in                      Gross          Loans in
                                                         Loans in         Category to                   Loans in       Category to
                                                Amount   Category         Gross Loans    Amount         Category       Gross Loans
                                                ----------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Mortgage Loans:
   One- to four-family ..................        $ 10             0.05%      63.69%       $ 25             0.19%          66.72%
   Multi-family .........................          --               --        1.94%         --               --            2.73%
   Commercial real estate ...............          --               --        3.03%         --               --            4.26%
   Other loans ..........................          --
      secured by
      real estate .......................          --               --        4.02%         --               --            3.25%
                                                 -------------------------------------------------------------------------------
         Total morgage loans ............          10             0.05%      72.68%         25             0.17%          76.96%
                                                 -------------------------------------------------------------------------------

Commercial and
   Consumer Loans:
      Commercial ........................          26             1.78%       5.39%         22             3.56%           3.15%
      Consumer ..........................          41             0.88%      17.09%         35             1.05%          16.95%
      Home equity lines of credit .......          --               --        3.68%         --               --            0.09%
      Other consumer loans ..............          --               --        1.16%         --               --            2.85%
                                                 -------------------------------------------------------------------------------
             Total commercial and
               consumer loans ...........           67            0.90%      27.32%         57             1.26%          23.04%
                                                 -------------------------------------------------------------------------------

Total Allocated .........................           77            0.28%     100.00%         82             0.42%         100.00%
                                                                            =======                                      =======
Unallocated .............................           40            0.15%                     31             0.16%
                                                 ----------------------                   ----------------------
Total allowance for loan losses .........         $117            0.43%                   $113             0.58%
                                                 ======================                   ======================


Investment Activities

         The investment policies of the Company and the Bank, as established by the respective Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Company's lending activities. The investment policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The investment policies provide authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Farm Credit Bureau ("FFCB"), mortgage-backed securities with maximum maturities of 20 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, certificates of deposit and securities issued by mutual funds which invest in securities consistent with the Company's or Bank's allocable investments. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time, the Board of Directors may authorize the President to exceed the policy limitations. The Bank's Interest Rate Risk Committee monitors compliance with the Bank's investment policy and generally meets on a quarterly basis.

At September 30, 1996, the Company had $16.2 million in investment securities consisting of $1.8 million invested in mortgage-backed securities, $13.4 million invested in U.S. Government and agency, $752,000 invested in local municipal securities, and $165,000 invested in FHLB stock. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase the market value of such securities may be adversely affected, which, in turn, would adversely affect stockholders' equity to the extent such securities are held as available for sale.

         Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries (generally federal government-sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such federal government-sponsored enterprises, which guarantee the payment of principal and interest to investors, include the FHLMC, FNMA and GNMA. Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the guarantees that back them. They are also more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. The Bank has no investments in collateralized mortgage obligations or real estate investment conduits. The Bank holds all mortgage-backed securities as available for sale.

         The following tables set forth certain information regarding the amortized cost and market values of the Company's securities at the dates indicated.

                                                            At September 30,
                                                  -------------------------------------
                                                         1996               1995
                                                  -------------------------------------
                                                  Amortized  Fair    Amortized   Fair
                                                    Cost     Value     Cost      Value
                                                  -------------------------------------
Available for Sale                                            (In Thousands)

U.S. Government and agency securities ..........   $13,477  $13,441   $ 2,000   $ 2,026
Obligations of states and political subdivisions       606      603        --        --
                                                   ------------------------------------

      Total Available for Sale .................   $14,083  $14,044   $ 2,000   $ 2,026
                                                   ====================================

                                                          At September 30,
                                                 ------------------------------------
                                                        1996               1995
                                                 ----------------  ------------------
                                                 Amortized  Fair   Amortized   Fair
                                                  Cost      Value     Cost     Value
                                                 ------------------------------------

Held to Maturity                                            (In Thousands)

U.S. Government and agency securities ..........   $    -  $     -   $8,479   $ 8,455
Obligations of states and political subdivisions      149      143      165       169
Mortgage backed securities .....................    1,838    1,948    2,335     2,517
                                                   ----------------------------------
      Total Held to Maturity ...................   $1,987   $2,091  $10,979   $11,141
                                                   ==================================


     The following table sets forth information concerning the carrying value, weighted average yields, and maturities of the Company's investment securities at September 30, 1996.

                                          Less             One
                                      Than One Year    To Five Years    Five to Ten Years      Over Ten Years         Total
                                     ---------------  ----------------  --------------------  ----------------   -----------------
                                             Weighted          Weighted              Weighted         Weighted             Weighted
                                      Fair   Average   Fair     Average    Fair       Average   Fair   Average     Fair     Average
                                      Value   Yield    Value     Yield     Value       Yield    Value   Yield      Value     Yield
                                     ----------------------------------------------------------------------------------------------
Available for Sale                                           (Dollars in Thousands)

U.S. Government and agency
  securities .....................   $ 6,020    6.06%  $6,421      5.62%   $   --        -     $1,000    7.37%     $13,441    5.95%
Obligations of states and
   political subdivisions (2) ....      --       --        --        --       506      4.91%       97    4.70%         603    4.88%
                                     ----------------------------------------------------------------------------------------------
Total Available for Sale .........   $ 6,020    6.06%  $6,421       5.62%  $  506      4.91%   $1,097     7.13%    $14,044    5.90%
                                     ==============================================================================================

                                      Less
                                  Than One Year      One to Five Years    Five to Ten Years     Over Ten Years          Total
                                 ------------------  -------------------  ------------------  ------------------  ------------------
                                           Weighted             Weighted            Weighted            Weighted            Weighted
                                 Amortized  Average  Amortized   Average  Amortized  Average  Amortized  Average  Amortized  Average
                                   Cost      Yield      Cost      Yield      Cost     Yield      Cost     Yield      Cost     Yield
                                 ---------------------------------------------------------------------------------------------------

Held to Maturity (1)

Obligations of states and
   political subdivisions (2)    $     -       -       $    -         -    $   41     5.30%    $  108     5.90%    $   149    5.73%
                                 --------------------------------------------------------------------------------------------------

Total Held to Maturity           $     -       -       $    -         -    $   41     5.30%    $  108     5.90%    $   149    5.73%
                                 ==================================================================================================

(1)  Excludes mortgage-backed securities.

(2) These investments yield lower interest rates as they are exempt from federal taxes.

Deposit Activities and Other Sources of Funds

         General. The Company's primary sources of funds for use in lending and investing and for other general purposes are deposits at the Bank and proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Contractual loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.

         Deposit Accounts. The Bank attracts deposits within its primary market area by offering a variety of deposit accounts, including noninterest bearing checking accounts, negotiable order of withdrawal ("NOW") accounts, money-market accounts, passbook savings accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. Management generally reviews on a weekly basis the interest rates set for its deposit accounts. The Bank also relies on customer service and long-standing relationships with customers to attract and retain deposits.

         The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal rates on each category of deposits presented.

                                                          At September 30,
                                ----------------------------------------------------------------
                                            1996                              1995
                                ------------------------------      ----------------------------
                                         Percent of   Weighted              Percent of  Weighted
                                           Average    Average                Average    Average
                                Average     Total     Nominal       Average   Total     Nominal
                                Balance   Deposits     Rate         Balance  Deposits    Rate
                                ----------------------------------------------------------------
                                                     (Dollars in Thousands)
Transaction accounts:
   Noninterest bearing          $    19     0.06%        -          $    15     0.05%        -
   Interest-bearing (NOW)         4,393    14.83%      1.73%          3,720    13.06%      1.77%
   Money market                   1,918     6.48%      3.34%          2,698     9.48%      3.11%
   Passbook                       2,952     9.97%      3.08%          3,335    11.71%      2.49%
   Certificates of deposit       20,333    68.66%      5.26%         18,701    65.70%      5.16%
                                ----------------------------------------------------------------
      Total deposit accounts    $29,615   100.00%      4.40%        $28,469   100.00%      4.21%
                                ================================================================

         The  following   table   indicates  the  amount  of  the  Bank's  jumbo
certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1996. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable.

                                     Certificates
           Maturity Period                of
                                       Deposits
-------------------------------------------------
                                   (In Thousands)

Less than three months                 $   491
Three through six months                   731
Six through twelve months                    -
Over twelve months                         667
                                       -------
     Total                             $ 1,889
                                       =======

         Borrowings. The Bank may rely on advances from the FHLB of Chicago in the event of a reduction in available funds from other sources. The Bank is a member of the FHLB of Chicago, which functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage-based loans and other assets, provided that certain standards relating to creditworthiness have been met. The Bank has borrowed from the FHLB of Chicago, from time to time, on an overnight basis. At September 30, 1996 and 1995, the Bank had no outstanding borrowings from the FHLB.

Subsidiary Activities

         The Bank has one wholly-owned service corporation, Centralia SLA, an Illinois corporation. Centralia SLA is engaged in the business of selling mortgage life, mortgage disability, credit life and credit disability insurance to mortgage and consumer loan customers of the Bank interested in buying such insurance. As of September 30, 1996, the Bank's investment in Centralia SLA amounted to approximately $13,000 or 0.03% of the Bank's total assets. Insurance commissions accounted for $9,000 or approximately 2.0% of the Bank's pre-tax income during the year. Management continues to place less emphasis on the sale of insurance and anticipates that the amount of such income will continue to decline over the next few years.

Competition

         The Bank's deposit and lending base is presently concentrated in the city of Centralia and the surrounding area, including Central City to the north, Wamac to the South, Salem to the east and Hoffman to the west. This area includes portions of the Illinois counties of Washington, Jefferson, Marion and Clinton, which are primarily agricultural. Population growth in those four counties has remained relatively flat in recent years. Management believes that, in recent years, total deposits have grown only modestly and there has been relatively little new construction or real estate development in the four-county area. Management further believes that, as a result, any growth in the mortgage lending business within the area has also been modest.

         The Bank has five principal competitors for deposits and lending business within the city of Centralia. All five competitors are branches or subsidiaries of commercial banks. Of these five competitors, two are affiliated with multi-bank holding companies based in St. Louis, one is affiliated with a regional bank based in St. Louis, and the remaining two are branches of independent, community banks which have their main offices in the neighboring towns of Hoffman and Irvington. Each of the three St. Louis-based banks with affiliates in Centralia have established those branches during the last five years through the acquisition of formerly independent community banks. The multi-bank holding companies and regional bank have substantially greater financial resources and currently offer a larger array of financial services than the Bank. Each of the independent banks also has a slightly larger asset base than the Bank.

         Given the relative lack of growth in its market area and the number and greater resources of the banks with which it competes, the Bank has experienced, and expects to continue to experience, strong competition in attracting deposits and in its mortgage and consumer loan business. In order to retain existing and attract new deposits, the Bank has historically paid deposit rates at the higher end of the range offered by its competitors. All of the Bank's principal competitors in Centralia are, moreover, branches or subsidiaries of commercial banks with deposits insured under the BIF. Unlike the Bank, such competitors are able to take advantage of the reduction in the insurance premiums to be paid on BIF-insured deposits.

         Management also believes that, in order to compete effectively for both deposits and lending business, the Bank must enhance the retail services it offers, so that its range of services is more comparable to the range offered by its larger competitors. In providing such services, management hopes to be able to capitalize on the Bank's ability, as a community bank, to identify and respond more quickly to local customer needs. The Bank has expanded the retail services it offers to customers to include, for example, travelers' checks, money orders, debit cards and ATM services.

Personnel

         As of September 30, 1996, the Company had a total of fourteen full-time employees and two part-time employees, all of whom were employed at the Bank level. The Company's employees are not represented by a union or collective bargaining group. The Company considers its relationship with its employees to be satisfactory.

Regulation

         General

         Financial institutions and their holding companies are extensively regulated under federal and state law by various regulatory authorities including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC and the Commissioner. The financial performance of the Company and the Savings Bank may be affected by such regulation, although the extent to which they may be affected cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Savings Bank establishes a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Savings Bank, rather than the stockholders of the Company.

         The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

         The Savings Bank

         General. The Bank is an Illinois-chartered savings bank, the deposit accounts of which are insured by the SAIF of the FDIC. As a SAIF-insured, Illinois-chartered savings bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the SAIF, and to the statutes and regulations administered by the Commissioner and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Bank is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

         The Commissioner and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, such as the Bank. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

         The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination.

         The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Bank. Changes in the regulatory framework could have a material adverse effect on the Bank and its operations which, in turn, could have a material adverse effect on the Company.

         Deposit Insurance Premiums

         Recent Developments Affecting Deposit Insurance Premiums. Deposits of the Bank are currently insured by the FDIC under the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures commercial bank and some state savings bank deposits. Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. In 1995, the BIF reached this 1.25% reserve level, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the highest rated institutions (approximately 92 percent of the nearly 11,000 BIF-insured banks) will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all other institutions were reduced to $.04 per $100 as well, leaving a premium range of $.03 to $.27 per $100 instead of the previous $.04 to $.31 per $100. Currently, SAIF-member institutions pay deposit insurance premiums based on a schedule of $0.23 to $0.31 per $100 of deposits.

         Effective September 30, 1996, legislation was enacted to fund the Savings Association Insurance Fund (SAIF) by assessing SAIF insured institutions a one-time special assessment of 65.7 basis points on March 31, 1995 deposits.

         The assessment for the Bank is $188,000 as of September 30, 1996. Additionally, as part of the purchase agreement with Kankakee Federal Savings and Loan (Kankakee), the Company agreed to reimburse Kankakee for the portion of Kankakee's assessment which related to the Carlyle, Illinois branch which was approximately $54,000.

         The $242,000 assessment payable is included in other liabilities. The assessment for the Bank is not deductible for tax purposes until paid, therefore, deferred tax assets of $94,000 have been provided for the tax impact of the assessment.

         Capital Requirements. Under the Illinois Savings Bank Act ("ISBA") and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 4% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems such higher level necessary based on the savings bank's financial condition, history, management or earnings prospects.

         FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, an FDIC-insured institution is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 4% of average adjusted total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

         FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 4% of total assets (the "leverage limit" requirement). For all other FDIC-insured institutions, the minimum leverage limit requirement is 3% of total assets plus at least an additional 100 to 200 basis points. Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, less all intangible assets (other than qualifying servicing rights, qualifying purchased credit-card relationships and qualifying supervisory goodwill), certain identified losses (as defined in the FDIC's regulations) and investments in certain subsidiaries.

         FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The sum of the four risk-weighted categories equals risk-weighted assets. The following table presents the Bank's capital position relative to its capital requirements on September 30, 1996.

                                                                                        To Be Well
                                                                                     Capitalized Under
                                                           For Capital               Prompt Corrective
                                    Actual               Adequacy Purposes           Action Provisions
                         -------------------------   -------------------------  -------------------------
                            Amount          Ratio        Amount       Ratio          Amount       Ratio
                         --------------------------------------------------------------------------------
As of September 30,
   1996:
   Total Capital (to
      Risk Weighted
      Assets)
         Consolidated    $   12,925,000     60.30%   $    1,715,000    = 8.0%          N/A
         Centralia
            Savings
            Bank         $    8,742,000     42.18%   $    1,658,000    = 8.0%=   $   2,072,000    = 10.0%
   Tier I Capital (to
      Risk Weighted
      Assets)
         Consolidated    $   12,087,000     56.39%   $      857,000    = 4.0%    $     N/A
         Centralia
            Savings
            Bank         $    7,903,000     38.14% = $      829,000    = 4.0% =  $    1,243,000   =  6.0%
   Tier I Capital (to
      Average Assets)
         Consolidated    $   12,087,000     27.72%   $    1,744,000    = 4.0%    $     N/A
         Centralia
            Savings
            Bank         $    7,903,000     19.67% = $    1,607,000    = 4.0% =  $    2,009,000   =  5.0%


         Dividends. Under the ISBA, dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, investments and other assets plus actual recoveries on loans, net of current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before the Bank may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. In addition, before declaring a dividend on its capital stock, the Bank must transfer no less than one-half of its net profits of the preceding half year to its paid-in surplus until it shall have paid-in surplus equal to 20% of its capital stock. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Savings Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the fiscal year ended September 30, 1996, the Bank's net profits were approximately $175,000 and the Savings Bank could have paid dividends totaling $87,500 without the written approval of the Commissioner.

         Community Reinvestment Act Requirements. The FDIC, the Federal Reserve Board, the Office of Thrift Supervision ("OTS") and the Office of the Comptroller of the Currency ("OCC") have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule will be phased in over a period of time and become fully effective by July 1, 1997.

         Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, will generally be evaluated under three tests: the "lending test," the "investment test," and the "service test." However, an independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan. Based upon a review of the Final Rule, management of the Company does not anticipate that the new CRA regulations will adversely affect the Savings Bank.

         The Company

         General. On October 5, 1995, the Company became the sole stockholder of the Bank. As such, the Company is a bank holding company. As a bank holding company, the Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act (BHCA). In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because the Bank is chartered under Illinois law, the Company is also subject to registration with, and regulation by, the Commissioner under the ISBA.

         The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

         Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchases of assets. Transfers of this kind are limited to ten percent of a bank's capital and surplus with respect to each affiliate and to twenty percent to all affiliates in the aggregate, and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

         Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Savings Bank. The Company's Tier 1 and total capital significantly exceed the Federal Reserve Board's capital adequacy requirements.

         Other Regulations.

         FDICIA. FDICIA was enacted on December 19, 1991. In addition to providing for the recapitalization of the Bank Insurance Fund ("BIF") of the FDIC, FDICIA represents a comprehensive and fundamental change to banking supervision. FDICIA imposes relatively detailed standards and mandates the development of additional regulations governing nearly every aspect of the operations, management and supervision of banks and bank holding companies like the Company and the Bank.

         As required by FDICIA, and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the federal banking regulators adopted (effective August 9, 1995) interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, and compensation and other benefits (the "Guidelines"). In addition, the federal banking regulators have proposed asset quality and earnings standards to be added to the Guidelines. The agencies expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. FDIC regulations enacted under FDICIA also require all depository institutions to be examined annually by the banking regulators and depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

         FDICIA requires the banking regulators to take prompt corrective action with respect to depository institutions that fall below certain capital levels and prohibits any depository institution from making any capital distribution that would cause it to be considered undercapitalized. Regulations establishing five capital categories of well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized became effective December 19, 1992. Institutions that are not adequately capitalized may be subjected to a broad range of restrictions on their activities and will be required to submit a capital restoration plan which, to be accepted by the regulators, must be guaranteed in part by any company having control of the institution. Only well capitalized institutions and adequately capitalized institutions receiving a waiver from the FDIC will be permitted to accept brokered deposits, and only those institutions eligible to accept brokered deposits may provide pass-through deposit insurance for participants in employee benefit plans. In other respects, FDICIA provides for enhanced supervisory authority, including greater authority for the appointment of a conservator or receiver for undercapitalized institutions.

         A range of other regulations adopted as a result of FDICIA include requirements applicable to closure of branches; additional disclosures to depositors with respect to terms and interest rates applicable to deposit accounts; requirements for the banking agencies to adopt uniform regulations for extensions of credit secured by real estate; modification of accounting standards to conform to generally accepted accounting principles including the reporting of off-balance sheet items and supplemental disclosure of estimated fair market value of assets and liabilities in financial statements filed with the banking regulators; increased penalties in making or failing to file assessment reports with the FDIC; greater restrictions on extensions of credit to directors, officers and principal stockholders; and increased reporting requirements on agricultural loans and loans to small businesses.

         As required by FDICIA, the FDIC has established a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. Under the system, deposit insurance premiums are based upon an institution's assignment to one of three capital categories and a further assignment to one of three supervisory subcategories within each capital category. The result is a nine category assessment system with initial assessment rates ranging from twenty-three cents to thirty-one cents per one hundred dollars of deposits in an institution. The classification of an institution into a category will depend, among other things, on the results of off-site surveillance systems, capital ratio, and CAMEL rating (a supervisory rating of capital, asset quality, management, earnings and liquidity).

         The CDR Act. On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDR Act") was enacted. The CDR Act includes more than 50 regulatory relief provisions designed to streamline the regulatory process for banks and thrifts and to eliminate certain duplicative regulations and paperwork requirements established after, and largely as a result of, the savings and loan debacle. Well run community banks with less than $250 million in assets will be examined every 18 months rather than annually. The application process for forming a bank holding company has been greatly reduced. Also, the requirement that call report data be published in local newspapers has been eliminated.

         Also, the CDR Act establishes dual programs and provides funding in the amount of $382 million to provide for development services, lending and investment in distressed urban and rural areas by community development financial institutions and banks. In addition, the CDR Act includes provisions relating to flood insurance reform, money laundering, regulation of high-cost mortgages, and small business and commercial real estate loan securitization.

         The Branching Act. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Branching Act") was enacted. Under the Branching Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies are allowed to acquire banks across state lines, without regard to whether the transaction is prohibited by state law, however, they are required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved. Under the Branching Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation or order of the appropriate state official.

         In addition, under the Branching Act beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

         The responsible federal agency will not be permitted to approve any merger if, after the merger, the resulting entity would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in any state affected by the merger. The responsible agency could approve a merger, notwithstanding the 30% limit, if the home state waives the limit either by statute, regulation or order of the appropriate state official.

         Under  the  Branching  Act,  states  may adopt  legislation  permitting interstate mergers before June 1, 1997. In contrast, states may adopt legislation before June 1, 1997, subject to certain conditions, opting out of interstate branching. If a state opts out of interstate branching, no out-of-state bank may establish a branch in that state through an acquisition or de novo, and a bank whose home state opts out may not participate in an interstate merger transaction. Illinois has adopted legislation permitting interstate mergers beginning on June 1, 1997.

         Impact of New Accounting Standards

         Accounting for mortgage servicing rights In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122 (Statement 122), "Accounting for Mortgage Servicing Rights." Statement 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. If the Company acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, the Company should allocate the total cost of the mortgage loans to mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The mortgage servicing rights should be amortized in proportion to and over the period of estimated net servicing income.

         Statement 122 is effective for fiscal years beginning after December 15, 1995. The Company will be required to adopt Statement 122 for the fiscal year ending September 30, 1997. The Company believes the adoption of Statement 122 will not have a material impact on the consolidated financial statements.

         Accounting for stock-based compensation In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". FAS 123 established a fair value based method of accounting for stock options and other equity instruments.

         FAS 123 permits the continued use of the intrinsic value method included in Accounting Principals Board Opinion 25 (APB-25), "Accounting for Stock Issued to Employees", but regardless of the method used to account for the compensation cost associated with stock option or similar plans, it requires employers to disclose information required by FAS 123.

         The Company plans to adopt the disclosure requirements of FAS 123. The disclosure requirement of FAS 123 is effective for fiscal years beginning after December 15, 1995. The Company will be required to include these disclosures in their financial statements for the year ended September 30, 1997.

         Accounting for transfers and servicing of financial assets and extinguishments of liabilities In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

         FAS 125 requires that an entity should only recognize those assets that it controls and liabilities it has incurred. Assets should be recognized until control has been surrendered, and liabilities should be recognized until they have been extinguished. Recognition of financial assets and liabilities will not be affected by the sequence of transactions unless the effect of the transactions is to maintain effective control over a transferred financial asset.

         FAS 125 is effective for transactions after December 31, 1996. The Company believes the adoption of FAS 125 will not have a material effect on the consolidated financial statements.

         Reclassifications Certain reclassifications have been made to the balances as of September 30, 1995, with no effect on net income, to be consistent with the classifications adopted for September 30, 1996.

         Executive Officers of the Registrant

         The following table sets forth certain information as of September 30, 1996 with respect to the executive officers of the Company and the Savings Bank.

Name                      Age                        Position
------------------        ---           ----------------------------------------

K. Gary Reynolds           45           President and Chief Executive Officer of
                                        the Company and the Savings Bank

Stephen J. Greene          38           Vice President of the Savings Bank

         K. Gary Reynolds has been the president and chief executive officer of the Savings Bank since May, 1994 and the president and chief executive officer of the Company since its formation. Prior to that time, he was an examiner with the OCC.

         Stephen J. Greene has been a vice president of the Savings Bank since January, 1995. Mr. Greene was an examiner with the OCC from November, 1993 to December, 1994. Prior to that time, he was a vice president of Mercantile Bank of Centralia, N.A. where his responsibilities included managing a $25 million loan portfolio consisting of residential real estate loans and consumer loans.

         Item 2.           Description of Property

         The following table sets forth information concerning the main office and the branch office of the Bank, at September 30, 1996. At September 30, 1996, the Company's premises had an aggregate net book value of approximately $347,000.

                                                        Lease
                                                     Expiration   Net Book
Location                  Year Opened   Owned/Leased    Date        Value
--------------------------------------------------------------------------------
                                                                    (In
                                                                  Thousands)
Main office
200 South Poplar Street       1975         Owned         N/A        $107
Centralia, Illinois

Branch office
801 12th Street               1996 (1)     Owned         N/A         240
Carlyle, Illinois                                                   ----

                                                                    $347
                                                                    ====

(1) The Carlyle branch was purchased during September 1996. The branch's original opening date was 1989.

Item 3. Legal Proceedings

         The Company is, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce its rights against borrowers. The Company is not currently a party to any legal proceedings which could reasonably be expected to have a material adverse effect on the consolidated financial condition or operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

         Information relating to the market for Registrant's common stock and related stockholder matters appears under "Shareholder Information" in the 1996 Annual Report and is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operations

         The above captioned information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements

         The consolidated financial statements of CSB Financial Group, Inc. and subsidiary as of September 30, 1996 and 1995, together with the report of McGladrey & Pullen, LLP appears in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company hereby incorporates by reference the information called for by item 8 of Form 10KSB from the Form 8-K dated April 17, 1996 filed by the Company with the SEC in connection with the dismissal of Larsson, Woodyard & Henson, LLP as the Company's independent auditors and the engagement of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 1997.

Item 10. Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 1997.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 1997.

Item 12. Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 10, 1997.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               See Exhibit Index and exhibits attached.

     (b)  Form 8-K

               No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Exhibit No.                       Exhibit

  3.1          Certificate  of  Incorporation  of  CSB  Financial  Group,   Inc.
               (incorporated herein - by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  3.2 Bylaws of CSB Financial Group, Inc. (incorporated herein by reference to - Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  4.1          Specimen  Stock   Certificate  of  CSB  Financial   Group,   Inc.
               (incorporated herein - by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A filed on August 21, 1995, Registration No. 0-26650)

  4.2 Articles IV, V, VI, XIV and XVI of CSB Financial Group, Inc.'s Certificate - of Incorporation (see Exhibit 3.1 above)

  4.3          Articles II and IV of CSB  Financial  Group,  Inc.'s  Bylaws (see
               Exhibit 3.2 - above)

  10.1 Centralia Savings Bank Employee Stock Ownership Plan (incorporated herein by - by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  10.2 Credit Agreement between CSB Financial Group, Inc. and Centralia Savings - Bank Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  10.3 CSB Financial Group, Inc. 1995 Stock Option and Incentive Plan (incorporated - herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  10.4 CSB Financial Group, Inc. Management Development and Recognition Plan and - and Trust Agreement (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  10.5 Employment Agreement between Centralia Savings Bank and K. Gary - Reynolds (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  13.1         CSB Financial Group, Inc. 1996 Annual Report to Stockholders -

  21.1 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit - 21.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

  23.1         Consent of Larsson, Woodyard & Henson, LLP -

  23.2         Consent of McGladrey & Pullen, LLP -

  27.1         Financial Data Schedule -

  99.1 Report of Larrson, Woodyard & Henson, LLP on the Registrant's financial - statements for the fiscal year ended September 30, 1995

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  CSB FINANCIAL GROUP, INC.
                                                         (Registrant)


Date:    December 20, 1996

                                         By:  /s/ K. Gary Reynolds
                                              ----------------------------
                                              K. Gary Reynolds, President,
                                              Chief Executive Officer and
                                                  Director


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ K. Gary Reynolds                            /s/ A. John Byrne
-----------------------------------------       ------------------------
K. Gary Reynolds, President, Chief              A. John Byrne, Director
Executive Officer and Director (Principal
Executive Officer, Principal Financial          Date:  December 20, 1996
Officer and Principal Accounting Officer)

Date:  December 20, 1996





/s/ Wesley N. Breeze                             /s/ Michael Donnewald
--------------------------                       ---------------------------
Wesley N. Breeze, Director                       Michael Donnewald, Director

Date:  December 20, 1996                         Date:  December 20, 1996





/s/ Larry M. Irvin                               /s/ W. Harold Monken
--------------------------                       ----------------------------
Larry M. Irvin, Director                         W. Harold Monken, Director

Date:  December 20, 1996                         Date:  December 20, 1996