Form 10QSB
period 1996-12-31
CSB FINANCIAL GROUP INC
filed 1997-02-14
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1996

                                       OR

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _______________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          United States                                       37-1336338
---------------------------------                    ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

  200 South Poplar, Centralia, Illinois                          62801
----------------------------------------                       ---------
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

      YES [ X ]  NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                         Shares outstanding at February 11, 1997
-----------------------------            ---------------------------------------
Common Stock, Par Value $0.01                              941,850

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 1996 and September 30, 1996
(in thousands, except share data)


                                                                  December   September
ASSETS                                                               31,       30,
                                                                    1996       1996
--------------------------------------------------------------------------------------
                                                                (Unaudited)  (Audited)
Cash and due from banks .......................................   $   915    $   598
Interest-bearing deposits .....................................     1,701      4,168
                                                                  -------    -------
              Cash and cash equivalents .......................     2,616      4,766
Securities held to maturity ...................................        -       1,987
Securities available for sale .................................    15,291     14,044
Nonmarketable equity securities ...............................       168        165
Securities purchased under agreements to resell ...............        -         300
Loans .........................................................    27,832     27,048
Allowance for loan losses .....................................      (131)      (117)
                                                                  -------    -------
              Loans, net ......................................    27,701     26,931
Premises and equipment ........................................       610        594
Accrued interest receivable ...................................       332        331
Intangible assets .............................................       706        722
Other assets ..................................................       103        176
                                                                  -------    -------

              Total assets ....................................   $47,527    $50,016
                                                                  =======    =======


LIABILITIES:
   Deposits:
      Demand ..................................................   $ 8,352    $ 8,754
      Savings .................................................     3,702      3,779
      Time deposits > $100,000 ................................     1,594      1,889
      Other time deposits .....................................    21,686     22,432
                                                                  -------    -------
              Total deposits ..................................    35,334     36,854
                                                                  -------    -------
   Other liabilities ..........................................        55        297
   Deferred income taxes ......................................       183         81
                                                                  -------    -------
              Total liabilities ...............................    35,572     37,232
                                                                  -------    -------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued and outstanding                                     - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     7,588      7,586
   Retained earnings ..........................................     5,902      5,794
   Unrealized (loss) on securities available for sale, net  of
      income taxes ............................................       (12)       (24)
   Unearned employee stock ownership plan shares ..............      (567)      (582)
                                                                  -------    -------
                                                                   12,921     12,784
   Less cost of treasury stock; 1996 93,150 shares ............      (966)       - -
                                                                  -------    -------
              Total stockholders' equity ......................    11,955     12,784
                                                                  -------    -------

              Total liabilities and stockholders' equity ......   $47,527    $50,016
                                                                  =======    =======

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1996 and 1995
(Unaudited, in thousands, except per share data)

                                                                   Three Months Ended
                                                                       December 31,
                                                                    -----------------
                                                                     1996      1995
                                                                    -------   -------
Interest income:
   Loans and fees on loans ......................................   $   535   $   402
   Securities ...................................................       362       357
                                                                    -------   -------
              Total interest income .............................       897       759
                                                                    -------   -------

Interest expense on deposits ....................................       414       321
                                                                    -------   -------

              Net interest income ...............................       483       438
Provision for loan losses .......................................        22        23
                                                                    -------   -------

              Net interest income after provision for loan losses       461       415
                                                                    -------   -------

Noninterest income:
   Service charges on deposits ..................................        19        11
   Gain on sale of securities ...................................        39         -
   Other ........................................................         7         5
                                                                    -------   -------
              Total noninterest income ..........................        65        16
                                                                    -------   -------

Noninterest expense:
   Compensation and employee benefits ...........................       146        96
   Occupancy and equipment ......................................        19        15
   Data processing ..............................................        26        26
   Audit, legal and other professional ..........................        38        36
   SAIF deposit insurance .......................................        21        16
   Advertising ..................................................         5         6
   Other ........................................................        91        57
                                                                    -------   -------
              Total noninterest expense .........................       346       252
                                                                    -------   -------
              Income before income taxes ........................       180       179
Income taxes ....................................................        72        61
                                                                    -------   -------
              Net income ........................................   $   108   $   118
                                                                    -------   -------

Earnings per share ..............................................   $  0.12   $  0.12
                                                                    =======   =======

Weighted average shares outstanding .............................   920,332   952,263
                                                                    =======   =======

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1996 and 1995
(Unaudited, in thousands)

                                                                           Three Months Ended
                                                                              December 31,
                                                                           -----------------
                                                                            1996      1995
                                                                           -------   -------
Cash Flows from Operating Activities:
   Net income ...........................................................  $   108   $   118
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .........................................       22        23
      Provision for depreciation ........................................        6         5
      Amortization of goodwill ..........................................       16        --
      Employee stock ownership plan compensation expense ................       17        --
      Deferred income taxes .............................................       95        29
      Gain on sale of securities ........................................      (39)       --
      Amortization and accretion on securities ..........................       24        21
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable ..............       (1)      (14)
        Decrease in other assets ........................................       73       606
        (Decrease) in other liabilities .................................     (242)     (100)
                                                                            ------    ------
              Net cash provided by operating activities .................       79       688
                                                                            ------    ------

Cash Flows from Investing Activities:
   (Increase) decrease in securities purchased under agreements to resell      300      (300)
   Purchase of securities available for sale ............................     (952)   (2,901)
   Purchase of securities held to maturity ..............................       --      (100)
   Proceeds from sales of securities held available for sale ............      369        --
   Proceeds from maturities of securities available for sale ............    1,357        --
   Proceeds from maturities of securities held to maturity ..............       --       500
   Purchase of nonmarketable equity securities ..........................       (3)       --
   (Increase) in loans receivable .......................................     (792)   (1,474)
   Purchase of premises and equipment ...................................      (22)       (5)
                                                                            ------   -------
              Net cash provided by (used in) investing activities .......      257    (4,280)
                                                                            ------   -------

                                   (Continued)

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
Three Months Ended December 31, 1996 and 1995
(Unaudited, in thousands)

                                                                           Three Months Ended
                                                                              December 31,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Cash Flows from Financing Activities:
   Increase (decrease) in stock conversion deposits ................   $      --      $ (9,193)
   (Decrease) in deposits ..........................................      (1,520)       (1,248)
   Proceeds from sale of common stock, net of conversion expenses ..          --         6,988
   Purchase of treasury stock ......................................        (966)           --
                                                                       ---------      --------
              Net cash provided by (used in) financing activities ..      (2,486)       (3,453)

              (Decrease) increase in cash and cash equivalents .....      (2,150)       (7,068)

Cash and cash equivalents at beginning of period ...................       4,766        10,906
                                                                       ---------      --------

Cash and cash equivalents at end of period .........................   $   2,616      $  3,838
                                                                       ---------      --------

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................   $     414     $     321
        Income taxes ...............................................   $      --     $      --

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................   $      19     $      47

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................   $      (7)    $     (30)

      Transfer of securities from held to maturity to available for
        sale .......................................................   $   1,987     $   8,602

See Accompanying Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000, net proceeds totaled $7,584,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company is being accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.

Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc. and its wholly owned subsidiary, Centralia Savings Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 the results of operations for the three months ended December 31, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

Note 3.  Earnings Per Share

Earnings per share is computed based upon the weighted average common shares outstanding during the period. Unallocated shares of the ESOP are not considered outstanding.

Note 4.  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 82,800 shares of $0.01 par value common stock at the subscription price of $8 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the ratio of debt service paid to the total original principal plus the interest to be paid. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. ESOP compensation expense was $16,986 for the three months ended December 31, 1996. As of December 31, 1996, there were 70,832 unallocated ESOP shares with a fair value of $717,174.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1996 and September 30, 1996, cash and cash equivalents totaled $2.6 million and $4.8 million, respectively.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At December 31, 1996, the Bank had no outstanding advances from the FHLB.

At December 31, 1996, the Bank had $380,000 in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The capital regulations require institutions to have tangible capital equal to 1.5% of total adjusted assets (as defined by regulation), a minimum core capital ratio of 4% of adjusted total assets, and a risk-based capital ratio of 8% of risk-based assets (as defined by regulation). The risk-based capital requirement is calculated based on the credit risk presented by both on-balance-sheet assets and off-balance-sheet commitments and obligations. Assets are assigned a credit-risk weighting based upon their relative risk ranging from 0% for assets backed by the full faith and credit of the United States or that pose no credit risk to the institution to 100% for assets such as delinquent or repossessed assets. As of December 31, 1996, the Bank was in compliance with all of these capital requirements.

Financial Condition

Total assets decreased $2,489,000 to $47,527,000 at December 31, 1996 from $50,016,000 at September 30, 1996. Cash and cash equivalents decreased $2,150,000. Cash and cash equivalents decreased during the first quarter due to the purchase of treasury stock and the maturity of time deposits.

The increase in loans of $784,000 since September 30, 1996 was primarily commercial real estate. This growth in loans was due to expansion into the commercial loan market in early 1995.

The decrease in securities of $737,000 since September 30, 1996 was due to the repurchase of treasury stock combined with a decrease in time deposits.

Results of Operations

Three months ended

Net Income - The Company's net income for the three months ended December 31, 1996 was $108,000 compared to $118,000 for the three months ended December 31, 1995. The decrease in net income resulted primarily from an increase in compensation costs associated with the Employee Stock Option Plan and the addition of personnel due to the acquisition of the Carlyle branch in September 1996.

The increase in noninterest expense of $94,000 is attributable to an increase of $50,000 in compensation and employee benefits expense related to the employee stock option plan and to the addition of personnel due to the acquisition of the Carlyle branch in September 1996 and $34,000 in other nonoperating expenses. The increase in other nonoperating expenses was primarily attributable to amortization of goodwill from the Carlyle acquisition.

Net Interest Income - Net interest income for the three months ended December 31, 1996 increased by $45,000 to $483,000 from $438,000 for the three months ended December 31, 1995. The increase is attributable to an increase in the yield on interest earning assets combined with an increased loan base due to the acquisition of the Carlyle branch in September 1996.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 31, 1996 and 1995, the provision for loan losses was $22,000 and $23,000, respectively.

Allowance for Loan Losses - The allowance for loan losses was $131,000 or .47% of loans receivable at December 31, 1996, compared to $117,000, or .43% of loans receivable at September 30, 1996. The level of non-performing loans was 1.33% of total loans at December 31, 1996 compared to .93% as of September 30, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of December 31, 1996 and September 30, 1996, management had not identified any loans as impaired.

The Bank's effective tax rate for the three months ended December 31, 1996 and 1995 was approximately 40% and 34%, respectively.

Nonperforming Assets

At December 31, 1996, the Bank had $371,000, of nonperforming assets, .78% of total assets. On September 30, 1996, the Bank had $252,000 of nonperforming assets, .50% of total assets.

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




                                            CSB Financial Group, Inc.



Date:  February 13 1997                     /s/ K. Gary Reynolds
       ---------------------                ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date:  February 13 1997                     /s/ Joanne Ticknor
       ---------------------                ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer