Form 10QSB
period 1997-03-31
CSB FINANCIAL GROUP INC
filed 1997-05-13
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to ____________________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            United States                                      37-1336338
---------------------------------                    ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

  200 South Poplar, Centralia, Illinois                          62801
----------------------------------------                      ----------
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

         Class                           Shares  outstanding  at April  14, 1997
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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 1997 and September 30, 1996
(in thousands, except share data)

ASSETS                                                          March 31, September 30,
                                                                  1997        1996
---------------------------------------------------------------------------------------
                                                               (Unaudited)  (Audited)
Cash and due from banks .......................................  $    717    $   598
Interest-bearing deposits .....................................     2,183      4,168
                                                                 -------------------
              Cash and cash equivalents .......................     2,900      4,766
Securities held to maturity ...................................       - -      1,987
Securities available for sale .................................    15,698     14,044
Nonmarketable equity securities ...............................       168        165
Securities purchased under agreements to resell ...............       - -        300
Loans .........................................................    27,551     27,048
Allowance for loan losses .....................................      (147)      (117)
                                                                  ------------------
              Loans, net ......................................    27,404     26,931
Premises and equipment ........................................       606        594
Accrued interest receivable ...................................       320        331
Intangible assets .............................................       691        722
Other assets ..................................................       209        176
                                                                  ------------------
              Total assets ....................................   $47,996    $50,016
                                                                  ==================


LIABILITIES:
   Deposits:
      Demand ..................................................   $ 8,573    $ 8,754
      Savings .................................................     3,708      3,779
      Time deposits > $100,000 ................................     1,069      1,889
      Other time deposits .....................................    22,383     22,432
                                                                  ------------------
              Total deposits ..................................    35,733     36,854
                                                                  ------------------
   Other liabilities ..........................................        53        297
   Deferred income taxes ......................................       177         81
                                                                  ------------------
              Total liabilities ...............................    35,963     37,232
                                                                  ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued and outstanding                                     - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     8,133      7,586
   Retained earnings ..........................................     5,959      5,794
   Unrealized (loss) on securities available for sale, net  of
      income taxes ............................................       (24)       (24)
   Unearned employee stock ownership plan shares ..............      (552)      (582)
   Management recognition plan ................................      (527)       - -
                                                                  ------------------
                                                                   12,999     12,784
   Less cost of treasury stock; 1997 93,150 shares ............      (966)       - -
                                                                  ------------------
              Total stockholders' equity ......................    12,033     12,784
                                                                  ------------------
              Total liabilities and stockholders' equity ......   $47,996    $50,016
                                                                  ==================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 1997 and 1996
(Unaudited, in thousands, except per share data)

                                                                    Six Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                     1997      1996
                                                                   ------------------
Interest income:
   Loans and fees on loans ......................................  $  1,076  $    909
   Securities ...................................................       542       519
                                                                   ------------------
              Total interest income .............................     1,618     1,428
                                                                   ------------------

Interest expense on deposits ....................................       812       639
                                                                   ------------------

              Net interest income ...............................       806       789
Provision for loan losses .......................................        45        35
                                                                   ------------------

              Net interest income after provision for loan losses       761       754
                                                                   ------------------

Noninterest income:
   Service charges on deposits ..................................        38        22
   Gain on sale of securities ...................................        39         2
   Other ........................................................        16        10
                                                                   ------------------
              Total noninterest income ..........................        93        34
                                                                   ------------------

Noninterest expense:
   Compensation and employee benefits ...........................       310       246
   Occupancy and equipment ......................................        43        31
   Data processing ..............................................        49        38
   Audit, legal and other professional ..........................        67        61
   SAIF deposit insurance .......................................        10        32
   Advertising ..................................................        12        13
   Other ........................................................       172        62
                                                                   ------------------
              Total noninterest expense .........................       663       483
                                                                   ------------------
              Income before income taxes ........................       191       305
Income taxes ....................................................        26       107
                                                                   ------------------
              Net income ........................................  $    165  $    198
                                                                   ==================

Earnings per share ..............................................  $   0.18  $   0.21
                                                                   ==================

Weighted average shares outstanding .............................   919,202   956,555
                                                                   ==================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1997 and 1996
(Unaudited, in thousands, except per share data)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      1997        1996
                                                                    --------------------
Interest income:
   Loans and fees on loans ......................................   $    541    $    507
   Securities ...................................................        180         162
                                                                    --------------------
              Total interest income .............................        721         669
                                                                    --------------------

Interest expense on deposits ....................................        398         318
                                                                    --------------------

              Net interest income ...............................        323         351
Provision for loan losses .......................................         23          12
                                                                    --------------------

              Net interest income after provision for loan losses        300         339
                                                                    --------------------

Noninterest income:
   Service charges on deposits ..................................         19          11
   Other ........................................................          9           7
                                                                    --------------------
              Total noninterest income ..........................         28          18
                                                                    --------------------

Noninterest expense:
   Compensation and employee benefits ...........................        164         106
   Occupancy and equipment ......................................         24          16
   Data processing ..............................................         23          12
   Audit, legal and other professional ..........................         29          25
   SAIF deposit insurance .......................................        (11)         16
   Advertising ..................................................          7           7
   Other ........................................................         81          49
                                                                    --------------------
              Total noninterest expense .........................        317         231
                                                                    --------------------
              Income before income taxes ........................         11         126
Income taxes ....................................................        (46)         46
                                                                    --------------------
              Net income ........................................   $     57    $     80
                                                                    ====================

Earnings per share ..............................................   $   0.06    $   0.09
                                                                    ====================

Weighted average shares outstanding .............................    899,936     955,191
                                                                    ====================

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1997 and 1996
(Unaudited, in thousands)

                                                                         Six Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         1997        1996
                                                                       --------------------
Cash Flows from Operating Activities:
   Net income ......................................................   $    165    $    198
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ....................................         45          35
      Provision for depreciation ...................................         16          10
      Amortization of intangible assets ............................         31        --
      Employee stock ownership plan compensation expense ...........         39          60
      Management recognition plan compensation expense .............         11        --
      Deferred income taxes ........................................         96        --
      Gain on sale of securities ...................................        (39)         (2)
      Amortization and accretion on securities .....................         41           9
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable .........         11         (47)
        (Increase) decrease in other assets ........................        (33)        626
        (Decrease) in other liabilities ............................       (244)       (135)
                                                                      ---------------------
              Net cash provided by operating activities ............        139         754
                                                                      ---------------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases ....................................................     (1,452)     (2,246)
      Proceeds from sales ..........................................        369       1,000
      Proceeds from maturities and paydowns ........................      1,414          --
   Securities held to maturity:
      Purchases ....................................................         --        (100)
   Nonmarketable equity securities:
      Purchases of nonmarketable equity security ...................         (3)         --
   (Increase) decrease in securities purchased under
      agreements to resell .........................................        300        (300)
   (Increase) in loans receivable ..................................       (518)     (2,274)
   Purchase of premises and equipment ..............................        (28)         (7)
                                                                      ---------------------
              Net cash provided by (used in) investing activities ..         82      (3,927)
                                                                      ---------------------


 Cash Flows from Financing Activities:
   (Decrease) in deposits ..........................................  $  (1,121)   $(10,415)
   Proceeds from sale of common stock, net of conversion expenses ..         --       6,920
   Purchase of treasury stock ......................................       (966)         --
                                                                      ---------------------
              Net cash (used in) financing activities ..............     (2,087)     (3,495)

              (Decrease) in cash and cash equivalents ..............     (1,866)     (6,668)

Cash and cash equivalents at beginning of period ...................      4,766      10,906
                                                                      ---------------------

Cash and cash equivalents at end of period .........................  $   2,900     $ 4,238
                                                                      =====================

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................  $     812     $   639
        Income taxes ...............................................  $      47     $    57

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................  $      --     $   (37)

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................  $      --     $    14

      Transfer of securities from held to maturity to available for
        sale .......................................................  $   1,987     $ 7,983

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. Centralia Savings Bank is located in Masson County, Illinois. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000, net proceeds totaled $7,584,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company is being accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1997 the results of operations for the three months ended March 31, 1997 and 1996, and the results of operations and cash flows for the six months ended March 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


Note 3.  Earnings Per Share

Earnings per share are determined by dividing net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents assume exercise of stock options and use of proceeds to purchase treasury stock at the average market price for the period. Shares awarded under the management recognition plan are considered outstanding as common stock equivalents at the issuance date. Unallocated shares of the ESOP are not considered outstanding.

Note 4.  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 82,800 shares of $0.01 par value common stock at the subscription price of $8 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the ratio of debt service paid to the total original principal plus the interest to be paid. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. ESOP compensation expense was $37,000 for the six months ended March 31, 1997. As of March 31, 1997, there were 69,034 unallocated ESOP shares with a fair value of $785,262.


Note 5.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to, 103,500 shares, or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of March 31, 1997, 51,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of March 31, 1997, no options had been granted.


Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of March 31, 1997, 20,700 shares have been awarded to officers, directors, and employees. MRP compensation expense was $11,000 for the six months ended March 31, 1997. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.


Note 7.  New Accounting Standards

Statement of Financial  Accounting  Standard No. 128,  "Earnings per Share" (FAS
128), was issued in February 1997 by the Financial Accounting Standards Board. The Statement replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is computed as net income available to common stockholders divided by the weighted average common shares outstanding. The Statement is effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe the adoption of the Statement will have a material impact on the consolidated financial statements.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At March 31, 1997 and September 30, 1996, cash and cash equivalents totaled $2.9 million and $4.8 million, respectively. The decrease in cash and cash equivalents is due to the repurchase of treasury shares and the maturity of the Bank's time deposits.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At March 31, 1997, the Bank had no outstanding advances from the FHLB.

At March 31, 1997, the Bank had no outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                                     March 31, September 30,    Minimum
                                                       1997        1996       Requirements
                                                     -------------------------------------
Total capital to risk weighted assets ........         55.70%      60.30%        8.0%
Tier I capital to risk weighted assets .......         55.00%      56.40%        4.0%
Tier I capital to average assets .............         25.61%      27.72%        4.0%

Financial Condition

Total assets decreased $2,020,000 to $47,996,000 at March 31, 1997 from $50,016,000 at September 30, 1996. Cash and cash equivalents comprise the majority of the decrease with a decrease of $1,866,000. Cash and cash equivalents decreased during the period due to the purchase of treasury stock and the maturity of time deposits.

The increase in loans of $503,000 since September 30, 1996 was in the mortgage and commercial real estate markets. This growth in loans is a result of continued expansion into the commercial loan market started in early 1995.

The decrease in securities and securities purchased under agreements to resell of $630,000 since September 30, 1996 was used to fund the increased loan demand.

Results of Operations

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Net Income - The Company's net income for the three months ended March 31, 1997 was $59,000 compared to $80,000 for the three months ended March 31, 1996. The decrease in net income resulted primarily from an increase in compensation costs associated with the Employee Stock Option Plan, the Management Recognition Plan, and the addition of personnel due to the acquisition of the Carlyle branch in September 1996.

Interest Income - Interest income increased for the three months ended March 31, 1997 by $52,000 to $721,000 from $669,000 for the three months ended March 31, 1996. This increase is a result of the increase in the volume of loans held by the Bank due to continued focus on commercial and mortgage loan growth.

Interest Expense - Interest expense increased for the three months ended March 31, 1997 by $80,000 to $398,000 from $318,000 for the three months ended March 31, 1996. This increase results from an increase in the cost of funds associated with time deposits purchased in the Carlyle branch acquisition.

Net Interest Income - Net interest income for the three months ended March 31, 1997 decreased by $28,000 to $323,000 from $351,000 for the three months ended March 31, 1996. The decrease is attributable to an increase in the rates paid on certificates of deposit associated with the Carlyle branch acquisition combined with the sale of higher interest earning investments in the first quarter.

The increase in noninterest expense of $84,000 is attributable to an increase of $56,000 in compensation and employee benefits expense related to the employee stock option plan, Management Recognition Plan, and to the addition of personnel due to the acquisition of the Carlyle branch in September 1996. Additionally, the increase in noninterest expense is attributable to amortization expense of intangible assets related to the Carlyle acquisition totaling $16,000.

The Company continues to fund the allowance for loan losses as they conservatively monitor their portfolio. The provision for the three months ended March 31, 1997 was $23,000 compared to $12,000 for the three months ended March 31, 1996.

Six months ended March 31, 1997 compared to six months ended March 31, 1996

Net Interest Income - Net interest income for the six months ended March 31, 1997 was $806,000 compared to $789,000 for the six months ended March 31, 1996. The increase is attributable to an increased loan base associated with the Carlyle branch acquisition on September 13, 1996. The decrease for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the sale of higher interest earning assets in order to purchase treasury stock and provide for repayment of matured time deposits.

Interest Income - Interest income increased $190,000 from $1,428,000 to $1,618,000 or by 13.3%, during the six months of 1997 compared to the respective period of 1996. This increase resulted from an increase in loan portfolio due to the Carlyle branch acquisition combined with continued mortgage and commercial loan growth.

Interest Expense - Interest expense increased $173,000 or 27%, to $812,000 for the six months ended March 31, 1997 from $639,000 for the same period in 1996. The increase was primarily attributable to the increase in the deposit base associated with the Carlyle acquisition in September 1996.

Net Income -The Company's net income for the six months ended March 31, 1997 was $167,000 compared to $198,000 for the six months ended March 31, 1996. The decrease is a result of increased compensation expense associated with the Employee Stock Option Plan, Management Recognition Plan, and the additional personnel at the Carlyle branch. Amortization of intangible assets related to the Carlyle branch acquisition also contributed to the decrease in net income.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended March 31, 1997 and 1996, the provision for loan losses was $45,000 and $35,000, respectively.

Allowance for Loan Losses - The allowance for loan losses was $147,000 or .53% of loans receivable at March 31, 1997, compared to $117,000, or .43% of loans receivable at September 30, 1996. The level of nonperforming loans was 1.29% of total loans at March 31, 1997 compared to .93% as of September 30, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $7,000 during the second quarter of 1997 and $15,000 during the first six months of 1997, compared to net charge-offs of $33,000 during the second quarter of 1996 and for the first six months of 1996.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of March 31, 1997 and September 30, 1996, management had not identified any loans as impaired.

The Bank's effective tax rate for the six months ended March 31, 1997 and 1996 was approximately 13.5% and 35.1%, respectively.

Nonperforming Assets

At March 31, 1997, the Bank had $356,000, of nonperforming assets, .74% of total assets. On September 30, 1996, the Bank had $252,000 of nonperforming assets,
 .50% of total assets.

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



                                            CSB Financial Group, Inc.



Date:   May 13, 1997                        /s/ K. Gary Reynolds
       ------------------------------       -----------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date:   May 13, 1997                        /s/ Joanne Ticknor
       ------------------------------       ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer