Form 10QSB
period 1997-06-30
CSB FINANCIAL GROUP INC
filed 1997-08-15
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                       OR
(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              United States                                37-1336338
---------------------------------                  --------------------------
   (State or other jurisdiction                    (I.R.S. Employer ID Number)
of incorporation or organization)

 200 South Poplar, Centralia, Illinois                       62801
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code   (618) 532-1918

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]   NO [  ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Shares  outstanding  at August 13, 1997
-----------------------------            ---------------------------------------
Common Stock, Par Value $0.01                             860,825

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and September 30, 1996
(in thousands, except share data)

                                                  June 30, September 30,
                                                 ------------------------
ASSETS                                               1997       1996
-------------------------------------------------------------------------
                                                 (Unaudited) (Audited)

Cash and due from banks ........................   $ 1,876    $   598
Interest-bearing deposits ......................     2,076      4,168
                                                   ------------------
              Cash and cash equivalents ........     3,952      4,766
Securities held to maturity ....................        --      1,987
Securities available for sale ..................    15,831     14,044
Nonmarketable equity securities ................       212        165
Securities purchased under agreements to resell         --        300
Loans ..........................................    27,219     27,048
Allowance for loan losses ......................      (156)      (117)
                                                   ------------------
              Loans, net .......................    27,063     26,931
Premises and equipment .........................       607        594
Accrued interest receivable ....................       311        331
Intangible assets ..............................       676        722
Other assets ...................................       192        176
                                                   ------------------
              Total assets .....................   $48,844    $50,016
                                                   ==================

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1997 and September 30, 1996
(in thousands, except share data)

                                                                     June 30, September 30,
LIABILITIES AND STOCKHOLDERS'  EQUITY                                  1997       1996
-------------------------------------------------------------------------------------------
                                                                    (Unaudited)  (Audited)
LIABILITIES:
   Deposits:
      Demand ......................................................   $ 8,887    $ 8,754
      Savings .....................................................     3,555      3,779
      Time deposits - $100,000 ....................................       877      1,889
      Other time deposits .........................................    22,976     22,432
                                                                      ------------------
              Total deposits ......................................    36,295     36,854
                                                                      ------------------
   Other liabilities ..............................................        73        297
   Deferred income taxes ..........................................       246         81
                                                                      ------------------
              Total liabilities ...................................    36,614     37,232
                                                                      ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued and outstanding .................................        --         --
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .....................................        10         10
   Paid-in capital ................................................     8,140      7,586
   Retained earnings ..............................................     6,011      5,794
   Unrealized gain (loss) on securities available for sale, net  of
      income taxes ................................................        89        (24)
   Unearned employee stock ownership plan shares ..................      (538)      (582)
   Management recognition plan ....................................      (516)        --
                                                                      ------------------
                                                                       13,196     12,784
   Less cost of treasury stock; 1997 93,150 shares ................      (966)        --
                                                                      ------------------
              Total stockholders' equity ..........................    12,230     12,784
                                                                      ------------------

              Total liabilities and stockholders' equity ..........   $48,844    $50,016
                                                                      ==================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

-------------------------------------------------------------------------------------
                                                                    Nine Months Ended
                                                                         June 30,
                                                                    -----------------
                                                                      1997     1996
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $ 1,621   $ 1,386
   Securities ...................................................       806       752
                                                                    -----------------
              Total interest income .............................     2,427     2,138
                                                                    -----------------

Interest expense on deposits ....................................     1,224       959
                                                                    -----------------

              Net interest income ...............................     1,203     1,179
Provision for loan losses .......................................        67        45
                                                                    -----------------

              Net interest income after provision for loan losses     1,136     1,134
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        54        35
   Gain on sale of securities ...................................        40        --
   Other ........................................................        23        21
                                                                    -----------------
              Total noninterest income ..........................       117        56
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       472       328
   Occupancy and equipment ......................................        67        46
   Data processing ..............................................        70        54
   Audit, legal and other professional ..........................        85       104
   SAIF deposit insurance .......................................        16        49
   Other ........................................................       265       136
                                                                    -----------------
              Total noninterest expense .........................       975       717
                                                                    -----------------
              Income before income taxes ........................       278       473
Income taxes ....................................................        61       170
                                                                    -----------------
              Net income ........................................   $   217   $   303
                                                                    =================

Earnings per share ..............................................   $  0.24   $  0.32
                                                                    =================

Weighted average shares outstanding .............................   914,012   957,634
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1997 and 1996
(Unaudited, in thousands, except per share data)

-------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        June 30,
                                                                    -----------------
                                                                      1997    1996
                                                                    -----------------

Interest income:
   Loans and fees on loans ......................................   $   545  $    477
   Securities ...................................................       264       233
                                                                    -----------------
              Total interest income .............................       809       710
                                                                    -----------------

Interest expense on deposits ....................................       412       320
                                                                    -----------------

              Net interest income ...............................       397       390
Provision for loan losses .......................................        22        10
                                                                    -----------------

              Net interest income after provision for loan losses       375       380
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        16        13
   Gain on sale of securities ...................................         1        --
   Other ........................................................         7         9
                                                                    -----------------
              Total noninterest income ..........................        24        22
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       162        82
   Occupancy and equipment ......................................        24        15
   Data processing ..............................................        21        16
   Audit, legal and other professional ..........................        18        43
   SAIF deposit insurance .......................................         6        17
   Other ........................................................        81        61
                                                                    -----------------
              Total noninterest expense .........................       312       234
                                                                    -----------------
              Income before income taxes ........................        87       168
Income taxes ....................................................        35        63
                                                                    -----------------
              Net income ........................................   $    52  $    105
                                                                    =================

Earnings per share ..............................................   $  0.06  $   0.11
                                                                    =================

Weighted average shares outstanding .............................   902,360   959,804
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1997 and 1996
(Unaudited, in thousands)


----------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                                             June 30,
                                                                                       -------------------
                                                                                         1997       1996
                                                                                       -------------------

   Net income .......................................................................  $    217   $    303
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .....................................................        67         45
      Provision for depreciation ....................................................        27         15
      Amortization of intangible assets .............................................        46         --
      Employee stock ownership plan compensation expense ............................        60         76
      Management recognition plan compensation expense ..............................        22         --
      Deferred income taxes .........................................................        97         --
      Gain on sale of securities ....................................................       (40)        --
      Amortization and accretion on securities ......................................        60         10
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable ..........................        20       (103)
        (Increase) decrease in other assets .........................................       (16)       634
        (Decrease) in other liabilities .............................................      (224)      (104)
                                                                                       -------------------
              Net cash provided by operating activities .............................       336        876
                                                                                       -------------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .....................................................................    (6,772)    (5,781)
      Proceeds from sales ...........................................................       369         --
      Proceeds from maturities and paydowns .........................................     6,764      2,000
   Securities held to maturity:
      Purchases .....................................................................        --     (1,370)
      Proceeds from maturities ......................................................        --      2,000
   Nonmarketable equity securities:
      Purchases of nonmarketable equity security ....................................       (47)        --
   (Increase) decrease in securities purchased under
      agreements to resell ..........................................................       300       (300)
   (Increase) in loans receivable ...................................................      (199)    (3,655)
   Purchase of premises and equipment ...............................................       (40)       (34)
                                                                                       -------------------
              Net cash provided by (used in) investing activities ...................       375     (7,140)
                                                                                       -------------------
Cash Flows from Financing Activities:
   (Decrease) in deposits ...........................................................  $   (559)  $(10,231)
   Proceeds from sale of common stock, net of conversion expenses ...................        --      6,920
   Purchase of treasury stock .......................................................      (966)        --
                                                                                       -------------------
              Net cash (used in) financing activities ...............................    (1,525)    (3,311)

              (Decrease) in cash and cash equivalents ...............................      (814)    (9,575)

Cash and cash equivalents at beginning of period ....................................     4,766     10,906
                                                                                       -------------------

Cash and cash equivalents at end of period ..........................................  $  3,952   $  1,331
                                                                                       ===================

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits ........................................................  $  1,223   $    960
        Income taxes ................................................................  $     47   $    164

      Change in gross unrealized gain/loss on securities available
        for sale ....................................................................  $    181   $    (60)

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale ..........................................................  $     68   $    (23)

      Transfer of securities from held to maturity to available for
        sale ........................................................................  $   1,987  $  7,983

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1996. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1997 the results of operations for the three months ended June 30, 1997 and 1996, and the results of operations and cash flows for the nine months ended June 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.


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

Note 4.  Employee Stock Ownership Plan

In connection with the conversion to the stock form of ownership, the Board of Directors established an employee stock ownership plan (ESOP) for the exclusive benefit of participating employees. Employees age 21 or older who have completed one year of service are eligible to participate. Upon the issuance of the common stock, the ESOP acquired 82,800 shares of $0.01 par value common stock at the subscription price of $8 per share. The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the ratio of debt service paid to the total original principal plus the interest to be paid. The Bank accounts for its ESOP in accordance with Statement of Position 93-6. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings-per-share calculations. ESOP compensation expense was $60,000 for the nine months ended June 30, 1997.

On July 14, 1997, the Company announced a repurchase program whereby the Company would repurchase up to 94,185 shares of common stock. During July 1997, the Company repurchased 41,400 shares from the ESOP plan. Following this repurchase, the ESOP held 25,853 unallocated ESOP shares with a fair value of $310,236.


Note 5.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of June 30, 1997, 51,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of June 30, 1997, no options had been granted.

Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of June 30, 1997, 18,630 shares have been awarded to officers, directors, and employees. MRP compensation expense was $22,000 for the nine months ended June 30, 1997. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.

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

In June 1997, the FASB issued Statement #130, "Reporting Comprehensive Income," and Statement #131, "Disclosures About Segments of an Enterprise and Related Information." Statement #130 establishes standards for reporting comprehensive income in financial statements. Statement #131 expands certain reporting and disclosure requirements for segments from current standards. The statements are effective for fiscal years beginning after December 15, 1997 and the Company does not expect the adoption of these standards to result in material changes to previously reported amounts or disclosures.

CSB FINANCIAL GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At June 30, 1997 and September 30, 1996, cash and cash equivalents totaled $4.0 million and $4.8 million, respectively. The decrease in cash and cash equivalents is due to the repurchase of treasury shares and the maturity of the Bank's time deposits.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At June 30, 1997, the Bank had no outstanding advances from the FHLB.

At June 30, 1997, the Bank had $924,000 of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                          June 30,       September 30,        Minimum
                                            1997              1996         Requirements
                                          ---------------------------------------------

Total capital to risk weighted assets      54.92%            60.30%            8.0%
Tier I capital to risk weighted assets     54.18%            56.39%            4.0%
Tier I capital to average assets           25.34%            27.72%            4.0%

Financial Condition

Total assets decreased $1,172,000 to $48,844,000 at June 30, 1997 from $50,016,000 at September 30, 1996. The decrease resulted from a decrease of $814,000 in cash and cash equivalents due to the purchase of treasury stock and the maturity of time deposits.

The gross loans have increased $171,000 from $27,048,000 at September 30, 1996 to $27,219,000 at June 30, 1997. The increase is primarily installment lending. While the loan growth since September 30, 1996 was primarily installment, the Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities and securities purchased under agreements to resell decreased $453,000 since September 30, 1996. The proceeds from sales and paydowns were used to purchase treasury stock and fund the maturities of time deposits.

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

Net Income - The Company's net income for the three months ended June 30, 1997 was $52,000 compared to $105,000 for the three months ended June 30, 1996. The decrease in net income resulted primarily from an increase in compensation costs associated with the Employee Stock Option Plan, the Management Recognition Plan, and the addition of personnel due to the acquisition of the Carlyle branch in September 1996.

Interest Income - Interest income increased for the three months ended June 30, 1997 by $99,000 to $809,000 from $710,000 for the three months ended June 30, 1996. This increase is a result of the increase in the volume of loans held by the Bank due to continued focus on commercial and mortgage loan growth combined with the loans purchased during the Carlyle acquisition.

Interest Expense - Interest expense increased for the three months ended June 30, 1997 by $92,000 to $412,000 from $320,000 for the three months ended June 30, 1996. This results from an increase in the cost of funds associated with time deposits purchased in the Carlyle branch acquisition combined with an increase in the volume of time deposits.

Net Interest Income - Net interest income for the three months ended June 30, 1997 increased by $7,000 to $397,000 from $390,000 for the three months ended June 30, 1996. The increase is attributable to an increased loan base associated with the Carlyle branch acquisition September 13, 1996.

The increase in noninterest expense of $78,000 is attributable to an increase of $80,000 in compensation and employee benefits expense related to the employee stock option plan, Management Recognition Plan, and the addition of personnel due to the acquisition of the Carlyle branch in September 1996. Additionally, the increase in other noninterest expense is attributable to amortization expense of intangible assets related to the Carlyle acquisition totaling $15,000. The decrease in professional fees is the result of fees incurred during fiscal year 1996 for the implementation of the ESOP plan.

The Company continues to fund the allowance for loan losses as they conservatively monitor their loan portfolio. The provision for the three months ended June 30, 1997 was $22,000 compared to $10,000 for the three months ended June 30, 1996.

Nine months ended June 30, 1997 compared to nine months ended June 30, 1996

Net Income -The Company's net income for the nine months ended June 30, 1997 was $217,000 compared to $303,000 for the nine months ended June 30, 1996. The decrease is a result of increased compensation expense associated with the Employee Stock Option Plan, Management Recognition Plan, and the additional personnel at the Carlyle branch. Amortization of intangible assets related to the Carlyle branch acquisition also contributed to the decrease in net income.

Interest Income - Interest income increased $289,000 from $2,138,000 to $2,427,000 or by 13.5%, during the nine months of 1997 compared to the respective period of 1996. This increase resulted from an increase in loan portfolio due to the Carlyle branch acquisition combined with continued mortgage and commercial loan growth.

Interest Expense - Interest expense increased $265,000 or 27.6%, to $1,224,000 for the nine months ended June 30, 1997 from $959,000 for the same period in 1996. The increase was primarily attributable to the increase in the deposit base associated with the Carlyle acquisition in September 1996.

Net Interest Income - Net interest income for the nine months ended June 30, 1997 was $1,203,000 compared to $1,179,000 for the nine months ended June 30, 1996. The increase is attributable to an increased loan base associated with the Carlyle branch acquisition on September 13, 1996.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended June 30, 1997 and 1996, the provision for loan losses was $67,000 and $45,000, respectively.

Allowance for Loan Losses - The allowance for loan losses was $156,000 or .57% of loans receivable at June 30, 1997, compared to $117,000, or .43% of loans receivable at September 30, 1996. The level of nonperforming loans was 1.0% of total loans at June 30, 1997 compared to .93% as of September 30, 1996. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $28,000 during the first nine months of 1997, compared to net charge-offs of $50,000 during the first nine months of 1996.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of June 30, 1997 and September 30, 1996, management had not identified any loans as impaired.

The Bank's effective tax rate for the nine months ended June 30, 1997 and 1996 was approximately 21.94% and 35.94%, respectively.

Nonperforming Assets

At June 30, 1997, the Bank had $273,000, of nonperforming assets, .59% of total assets. On September 30, 1996, the Bank had $252,000 of nonperforming assets,
 .50% of total assets.

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




                                           CSB Financial Group, Inc.


Date:     August 14, 1997                  /s/ K. Gary Reynolds
         ------------------------------    -------------------------------------
                                           K. Gary Reynolds
                                           Chief Executive Officer and Director


Date:    August 14, 1997                   /s/ Joanne Ticknor
         -------------------------------   -------------------------------------
                                           Joanne Ticknor
                                           Secretary and Treasurer