Form 10KSB
period 1997-09-30
CSB FINANCIAL GROUP INC
filed 1997-12-29
CIK 940006

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

                         Commission file number 0-26650

                            CSB FINANCIAL GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                              37-1336338
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 200 South Poplar, Centralia, Illinois                              62801
---------------------------------------                          ----------
(Address or principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (618) 532-1918

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, par value $0.01 per share and related
                          Common Stock Purchase Rights
               ---------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $3,407,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 28, 1997 was $10,181,038. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $12.50 per share, the last sales price as quoted on the Nasdaq "Small Cap" market for November 28, 1997.

The Registrant had 814,483 shares of Common Stock outstanding at November 28, 1997, not including 28,968 shares held by the Registrant's Employee Stock Ownership Plan which have not been allocated to participants.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                                    Rider 1A

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Report to Stockholders for the year ended September 30, 1997 is incorporated by reference to Part II of this Form 10-KSB.

The registrant's proxy statement for its 1998 annual meeting of stockholders expected to be held on January 9, 1998 is incorporated by reference to Part III of this Form 10-KSB.

The Exhibit Index is located at page 27 and 28.

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

     Item 10. Executive Compensation

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management

     Item 12. Certain Relationships and Related Transactions

     Item 13. Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  Description of Business.

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,000. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000 net proceeds totaled $7,584,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company was accounted for like a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on an historical cost basis with no goodwill or other intangible assets being recorded.

The Company's assets at September 30, 1997 consist primarily of the investment in the Bank of $9.4 million and short-term marketable securities of $1.3 million. Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

The Bank is an Illinois-chartered stock savings bank regulated by the Illinois Commissioner of Savings and Residential Finance (the "Commissioner"). The Bank was originally chartered in 1879 as a federally chartered savings and loan association. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank's primary market area consists of Marion County, Illinois, which includes the cities of Carlyle and Centralia. The Bank maintains two offices, one in Centralia and one in Carlyle, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans, consumer and commercial loans. At September 30, 1997, the Bank had total assets, liabilities and stockholders' equity of $47.1 million, $37.7 million, and $9.4 million, respectively.

The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage, commercial real estate, construction, land development and other loans. At September 30, 1997, the Bank's gross loan portfolio totaled $27.3 million or 57.96% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury securities, government agency securities, local municipal securities and mortgage-backed securities. At September 30, 1997, the Bank's securities portfolio totaled $15.7 million or 33.33% of total assets with $15.5 million classified as available for sale and $.2 million classified as nonmarketable equity securities.

The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, principal and interest payments, and principal prepayments on loans. Through its wholly-owned subsidiary, Centralia SLA, Inc., the Bank engages in the sale of insurance services.

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

                                                        At September 30,
                                               ---------------------------------
                                                      1997           1996
                                               ---------------------------------
                                                        (In Thousands)
                                               ---------------------------------
                                                Amount   Percent Amount  Percent
                                               ---------------------------------
Mortgage Loans:
     One- to four-family ....................  $18,677   68.36%  $17,404  64.13%
     Multi-family ...........................      367    1.34%      527   1.94%
     Commercial real estate .................      969    3.55%    1,296   4.78%
     Other loans secured by real estate .....      444    1.63%      499   1.84%
                                               ---------------------------------
          Total mortgage loans ..............   20,457   74.87%   19,726  72.69%
Commercial and Consumer Loans:
     Commercial .............................    1,013    3.71%    1,462   5.39%
     Consumer ...............................    4,771   17.46%    4,637  17.09%
     Home equity lines of credit ............      816    2.99%      998   3.68%
     Share loans ............................      266    0.97%      316   1.16%
                                               ---------------------------------
          Total commercial and consumer loans    6,866   25.13%    7,413  27.31%

          Total loans .......................   27,323  100.00%   27,139 100.00%
                                                        =======          =======

Less:
     Deferred fees ..........................       15               23
     Unearned income on consumer loans ......        9               68
     Allowance for loan losses ..............      165              117
                                               -------          -------
          Total loans, net ..................   27,134           26,931
                                               =======          =======

The Bank had no loans held for sale at September 30, 1997 or 1996. As of September 30, 1997, 49.55% of the Bank's loans had adjustable interest rates.

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

Loan Maturity

The following table shows the maturity of the Bank's loans at September 30, 1997. The table does not include the effect of future loan repayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 1 to 5 years, multi-family loans with maturities from 1 to 5 years, adjustable-rate commercial real estate loans with maturities of 20 to 25 years, commercial loans with maturities of 90 days to one year, and consumer loans with maturities of 1 to 5 years.

                                                            At September 30, 1997
                                                     ------------------------------------
                                                     Mortgage Commercial Consumer  Total
                                                      Loans      Loans     Loans   Loans
                                                     ------------------------------------
                                                              (In Thousands)
Amounts due:
   One year or less ..............................   $ 2,643  $   161     $  621   $3,425
                                                     ====================================
   After one year:
      More than one year to five years ...........   $ 3,617  $   606     $ 5,175  $ 9,398
      More than five years to ten years ..........     2,539      246          57    2,842
      More than ten years ........................    11,658       --          --   11,658
                                                     -------------------------------------
         Total due after September 30, 1998 ......   $17,814  $   852     $ 5,232  $23,898
                                                     =====================================

Interest rate terms on amounts due after one year:
      Fixed ......................................   $ 5,293  $   243     $ 4,822  $10,358
      Adjustable .................................    12,521      609         410   13,540

One- to Four-Family Loans. The primary lending activity of the Bank has been the extension of first mortgage residential loans to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. At September 30, 1997 and 1996, the Bank's gross loan portfolio consisted of approximately $18.7 million, or 68.36%, and $17.4 million, or 64.13%, respectively of loans secured by one- to four-family residential real estate. The predominant type of first-mortgage residential loan currently offered by the Savings Bank to loan customers is an adjustable rate mortgage that adjusts on either a one-year or three-year basis with a 30 year amortization.

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

Multi-family Residential Lending. At September 30, 1997 and 1996, the Bank's gross loan portfolio consisted of approximately $367,000, or 1.34%, and $527,000 or 1.94%, respectively of loans secured by multi-family residential real estate. Multi-family real estate loans are generally limited to 70% of the appraised value of the property or the selling price, whichever is less. Loans secured by multi-family real estate are generally larger and, like commercial real estate loans, involve a greater degree of risk than one- to four-family residential loans.

Commercial Real Estate Loans. The Bank has historically made commercial real estate loans on a limited basis. At September 30, 1997 and 1996, the Bank's commercial real estate loan portfolio amounted to $969,000, or 3.55%, and $1,296,000, or 4.78%, respectively of the Bank's gross loan portfolio. The Bank's practice has been to underwrite such loans based on its analysis of the amount of cash flow generated by the business in which the real estate is used and the resulting ability of the borrower to meet its payment obligations. Although such loans are secured by a first mortgage on the underlying property, the Savings Bank also generally seeks to obtain a personal guarantee of the loan by the owner of the business in which the property is used.

Commercial Loans. As of September 30, 1997 and 1996, the Bank's gross loan portfolio consisted of approximately $1,013,000 or 3.71% and $1,462,000, or 5.39%, respectively of commercial loans secured by accounts receivable, inventory, farm land or outstanding stock issued by a corporation. The Bank has also made, from time to time, unsecured personal loans to the sole proprietors of small businesses on the same terms and conditions on which it makes other unsecured personal loans.

Consumer Loans. The Bank originates a variety of consumer loans, generally consisting of installment loans for the purchase of motor vehicles and boats, loans to purchase household goods, loans secured by savings accounts at the Bank and unsecured personal loans. At September 30, 1997 and 1996, the Bank's portfolio of consumer loans totaled approximately $5,853,000, or 21.42%, and $5,951,000, or 21.93%, respectively of the Bank's gross loan portfolio. The Bank may make a loan to finance the purchase of a new and previously untitled motor vehicle or boat in an amount equal to the lesser of 5% over the factory invoice price or 90% of the sticker price of the motor vehicle or boat. Loans for the purchase of used motor vehicles are limited to the amount of the wholesale price listed for the vehicle in the National Automobile Dealers' Association used car guide. Any loan for the purchase of a motor vehicle or boat is secured by the purchased vehicle or boat and is written to amortize over a maximum period of between two and five years, depending on the age of the motor vehicle or boat offered as collateral. Loans to finance the purchase of new household goods may be made in an amount equal to 100% of the sales price of such goods. Such loans are secured by the goods purchase. Loans for the purchase of household goods may be amortized for a maximum period of five years. Loans secured by a customer's savings account with the Savings Bank are limited to an amount equal to 90% of the amount of the deposit. A loan that is secured by a deposit with a specific maturity date is written with a term matching the maturity date of the deposit. Unsecured personal loans are limited to $15,000 per borrower and to a term of three to five years. As a practical matter, most such loans do not exceed $10,000 and are amortized over a period of three years.

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

Loan Purchases and Sales. The Bank has occasionally purchased loans originated by other financial institutions, secured by one- to four-family residential properties or commercial real estate located outside of its primary market area. At September 30, 1997 and 1996, the total balance outstanding on first mortgage loans purchased by the Bank was $671,000 and $653,000, respectively. At September 30, 1997 and 1996, the Bank did not have any loans held as available for sale. Historically, the Bank has not sold any of its loans into the secondary market.

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

At September 30, 1997, delinquencies in the Bank's loan portfolio were as follows:

                                         At September 30, 1997
                        --------------------------------------------------------
                                                                    Total
                          30-89 Days(1)     89 Days or More(1) Delinquent Loans
                        ------------------  -----------------  -----------------
                         Number  Principal  Number  Principal  Number  Principal
                          Of      Balance    Of      Balance     Of     Balance
                         Loans   of Loans   Loans   Of Loans   Loans   Of Loans
                         -------------------------------------------------------
                                            (Dollars in Thousands)

Real estate loans .....    7       $ 92       8       $255      15       $347
Commercial loans          --         --      --         --      --         --
Consumer loans ........   18        125      13         71      31        196
                          ------------------------------------------------------

                          25        217      21        326      46        543
                          ======================================================

Delinquent loans
   to gross loans .....           0.79%              1.41%              2.20%
                                  =====              =====              =====

At September 30, 1996, delinquencies in the Bank's loan portfolio were as follows:

                                         At September 30, 1997
                        --------------------------------------------------------
                                                                    Total
                          30-89 Days(1)     89 Days or More(1) Delinquent Loans
                        ------------------  -----------------  -----------------
                         Number  Principal  Number  Principal  Number  Principal
                          Of      Balance    Of      Balance     Of     Balance
                         Loans   of Loans   Loans   Of Loans   Loans   Of Loans
                         -------------------------------------------------------
                                            (Dollars in Thousands)

Real estate loans ...     11       $363       5       $115      16       $478
Commercial loans ....     --         --       1          1       1          1
Consumer loans ......     18        119       6         27      24        146
                          ---------------------------------------------------
                          29       $482      12       $143      41       $625
                          ===================================================

Delinquent loans
   to gross loans ...             1.78%              0.53%              2.31%
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

Foreclosed properties are recorded at the fair value at the date of foreclosure. Any subsequent reduction in the fair value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of September 30, 1997, the Bank had one foreclosed property or "real estate owned." As of September 30, 1996, the Bank had no "real estate owned."

The  following  table  sets  forth   information  with  respect  to  the  Bank's
nonperforming assets for the periods indicated.

                                                                       At
                                                                  September 30,
                                                                  ------------
                                                                  1997    1996
                                                                  ------------
                                                                 (In Thousands)
Loans accounted for on a nonaccrual basis
     One- to four-family loans .................................  $ 143  $ 189
     Commercial loans ..........................................     --      1
     Consumer loans ............................................     55     45
                                                                  ------------
          Total nonaccrual loans ...............................    198    235
                                                                  ------------

Accruing loans which are contractually past due 90 days or more:
     One- to four-family loans .................................    154     15
     Consumer loans ............................................     33      2
                                                                  ------------
           Total 90 days past due and accruing interest ........    187     17
                                                                  ------------

          Total nonaccrual and 90 days past due loans ..........    385    252

Real estate owned ..............................................     28     --
                                                                   -----------

          Total nonperforming assets ...........................   $ 413 $ 252
                                                                   ===========

          Total nonperforming assets to total assets ...........   0.85% 0.50%
                                                                   ===========

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

The Company's policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the timely collectibility of interest or principal. Interest income on these loans is recognized to the extent payments are received, and the principal is considered fully collectible.

Loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for loans losses applicable to impaired loans would be computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Management had not classified any loans as impaired as of September 30, 1997 or 1996.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of September 30, 1997 and 1996 the Bank's allowance for loan losses was 0.60% and 0.43% respectively, of gross loans. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.
                                                                    For the
                                                               Fiscal Year Ended
                                                                 September 30,
                                                              ------------------
                                                               1997        1996
                                                              ------------------
                                                                (In Thousands)

Balance at beginning of period ...........................    $  117     $  113
Provision for loan losses ................................        90         64
Recoveries:
     Consumer loans ......................................         1         10
                                                              -----------------
          Total recoveries ...............................         1         10
                                                              -----------------
Charge-offs:
     One- to four-family loans ...........................         2         --
     Consumer loans ......................................        37         48
     Commercial ..........................................         4         22
                                                              -----------------
          Total charge-offs ..............................        43         70
                                                              -----------------
          Net charge-offs ................................       (42)       (60)
                                                              -----------------
                                                              $  165     $  117
                                                              =================
Ratio of allowance for loan losses to gross loans
   outstanding at the end of the period ..................     0.60%      0.43%
Ratio of net charge offs to average loans outstanding
   during the period .....................................     0.15%      0.27%
Ratio of allowance for loan losses to total nonperforming
   loans at the end of the period ........................    42.86%     46.43%
                                                              =================

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

                                                                             At September 30,
                                               -----------------------------------------------------------------------------
                                                              1997                                     1996
                                               ------------------------------------       ----------------------------------
                                                            As % of       As % of                    As % of       As % of
                                                             Gross       Loans in                     Gross       Loans in
                                                            Loans in    Category to                  Loans in    Category to
                                                Amount      Category    Gross Loans       Amount     Category    Gross Loans
                                               -----------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Mortgage Loans:
   One- to four-family .................         $ 10         0.05%      68.36%           $  10        0.06%        64.13%
   Multi-family ........................           --           --        1.34%              --          --          1.94%
   Commercial real estate ..............           --           --        3.55%              --          --          4.78%
   Other loans secured by real estate ..           --           --        1.63%              --          --          1.84%
                                                 -------------------------------------------------------------------------
         Total mortgage loans ..........           10         0.05%      74.87%              10        0.06%        72.69%
                                                 -------------------------------------------------------------------------
Commercial and
   Consumer Loans:
      Commercial .......................           19         1.88%       3.71%              26        1.78%         5.39%
      Consumer .........................           67         1.40%      17.46%              41        0.88%        17.09%
      Home equity lines of credit ......           --           --        2.99%              --          --          3.68%
      Other consumer loans .............           --           --        0.97%              --          --          1.16%
                                                 -------------------------------------------------------------------------
             Total commercial and
               consumer loans ..........           86         1.25%      25.13%              67        0.90%        27.31%
                                                 -------------------------------------------------------------------------
Total Allocated ........................           96         0.35%     100.00%              77        0.28%       100.00%
                                                                        =======                                    =======
Unallocated ............................           69         0.25%                          40        0.15%
                                                 ------------------                        -----------------
Total allowance for
   loan losses .........................         $165         0.60%                        $117        0.43%
                                                 ==================                        =================

Investment Activities

The investment policies of the Company and the Bank, as established by the respective Board of Directors, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The Company classifies all securities as available for sale. The investment policies provide authority to invest in U.S. Treasury and U.S. Government guaranteed securities, securities backed by federal agencies such as Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal Farm Credit Bureau ("FFCB"), mortgage-backed securities with maximum maturities of 20 years which are backed by federal agency securities, obligations of state and political subdivisions with at least an "A" rating, certificates of deposit, and securities issued by mutual funds which invest in securities consistent with the Company's or Bank's allocable investments. The investment policies provide that the President is authorized to execute all transactions within specified limits which are reviewed by the Board of Directors on a monthly basis. From time to time, the Board of Directors may authorize the President to exceed the policy limitations. The Bank's Interest Rate Risk Committee monitors compliance with the Bank's investment policy and generally meets on a quarterly basis.

At September 30, 1997, the Company had $17.0 million in investment securities consisting of $1.3 million invested in mortgage-backed securities, $14.7 million invested in U.S. Government and agency, $.8 million invested in local municipal securities, and $.2 million invested in FHLB stock. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase the market value of such securities may be adversely affected, which, in turn, would adversely affect stockholders' equity to the extent such securities are held as available for sale.

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

The following tables set forth certain information regarding the amortized cost and market values of the Company's securities at the dates indicated.

                                                                            At September 30,
                                                                 -------------------------------------
                                                                        1997                1996
                                                                 -------------------------------------
Available for Sale                                               Amortized  Fair   Amortized    Fair
                                                                   Cost     Value      Cost     Value
                                                                  ------------------------------------
                                                                             (In Thousands)


U.S. Government and agency securities .........................   $14,619  $14,669   $13,477   $13,441
Obligations of states and political subdivisions ..............       748      770       606       603
Mortgage backed securities ....................................     1,232    1,338        --        --
                                                                  ------------------------------------
     Total Available for Sale .................................   $16,599  $16,777   $14,083   $14,044
                                                                  ====================================

Held to Maturity

U.S. Government and agency securities .........................   $    --  $    --   $    --   $    --
Obligations of states and political subdivisions ..............        --       --       149       143
Mortgage backed securities ....................................        --       --     1,838     1,948
                                                                  ------------------------------------
                                                                  $    --   $   --   $ 1,987   $ 2,091
                                                                  ====================================

At September 30, 1997 and 1996, the Company had investments in FHLB stock of $210,000 and $165,000, respectively.

The following table sets forth information concerning the carrying value, weighted average yields, and maturities of the Company's investment securities at September 30, 1997.

                                                   Less Than One Year      One to Five Years   Five to Ten Years   Over Ten Years
                                                   -------------------     -----------------   -----------------   ---------------
Available for Sale (1)                                       Weighted             Weighted             Weighted            Weighted
                                                     Fair     Average      Fair    Average     Fair     Average    Fair     Average
                                                     Value   Yield (3)     Value  Yield (3)    Value   Yield (3)   Value   Yield (3)
                                                   ---------------------------------------------------------------------------------
                                                                                  (Dollars in Thousands)
U.S. Government and agency securities ......        $ 2,710     5.08%     $9,948     6.41%     $2,011    7.01%     $14,669    6.24%
Obligations of states and
   political subdivisions (2) ..............             --       --          41     5.30%        729    5.02%         770    5.03%
                                                    -------------------------------------------------------------------------------
Total Available for Sale ...................        $ 2,710     5.08%     $9,989     6.40%     $2,740    6.49%     $$15,439   6.18%
                                                    ===============================================================================

(1) Excludes mortgage-backed securities and FHLB stock.
(2) These investments yield lower interest rates as they are exempt from federal taxes.
(3) Weighted average yields are calculated based on historical cost.

Deposit Activities and Other Sources of Funds

General. The Company's primary sources of funds for use in lending and investing and for other general purposes are deposits at the Bank and proceeds from principal and interest payments on loans, mortgage-backed securities, and investment securities. Contractual loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.

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

                                                    At September 30,
                                -----------------------------------------------------------
                                           1997                           1996
                                -----------------------------  ----------------------------
                                                      Average                       Average
                                Average    Total     Interest  Average    Total    Interest
                                Balance   Deposits     Rate    Balance   Deposits    Rate
                                -----------------------------------------------------------
                                                      (Dollars in Thousands)
Transaction accounts:
   Noninterest bearing .....   $ 1,001      2.80%        --%   $    19     0.06%       --%
   Interest-bearing (NOW) ..     5,098     14.27%      1.85%     4,393    14.83%     1.85%
   Money market ............     3,818     10.69%      2.98%     1,918     6.48%     2.65%
   Passbook ................     3,590     10.05%      2.40%     2,952     9.97%     2.40%
   Certificates of deposit .    22,213     62.19%      5.54%    20,333    68.66%     5.21%
                               -----------------------------------------------------------
      Total deposit accounts   $35,720    100.00%      4.27%   $29,615   100.00%     4.26%
                               ===========================================================

The following table indicates the amount of the Bank's jumbo certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1997. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable. At September 30, 1997, total jumbo certificates were $1,085,000.

                                                                   Certificates
                                                                        of
              Maturity Period                                        Deposits
------------------------------------------------                  --------------
                                                                  (In Thousands)

Less than three months .........................                     $  187
Three through six months .......................                        200
Six through twelve months ......................                        179
Over twelve months .............................                        519
                                                                     ------
     Total .....................................                     $1,085
                                                                     ======

Borrowings. The Bank may rely on advances from the FHLB of Chicago in the event of a reduction in available funds from other sources. The Bank is a member of the FHLB of Chicago, which functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage-based loans and other assets, provided that certain standards relating to creditworthiness have been met. The Bank has borrowed from the FHLB of Chicago, from time to time, on an overnight basis. At September 30, 1997 and 1996, the Bank had no outstanding borrowings from the FHLB.

Subsidiary Activities

The Bank has one wholly-owned service corporation, Centralia SLA, an Illinois corporation. Centralia SLA is engaged in the business of selling mortgage life, mortgage disability, credit life and credit disability insurance to mortgage and consumer loan customers of the Bank. As of September 30, 1997, the Bank's investment in Centralia SLA amounted to approximately $19,000 or .04% of the Bank's total assets. Insurance commissions accounted for $9,000 or approximately 2.5% of the Bank's pre-tax income during the year. Management continues to place less emphasis on the sale of insurance and anticipates that the amount of such income will continue to decline over the next few years.

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

The Bank has five principal competitors for deposits and lending business within the city of Centralia. All five competitors are branches or subsidiaries of commercial banks. Of these five competitors, one is affiliated with a multi-bank holding company based in St. Louis, one is affiliated with a regional bank based in St. Louis, one is affiliated with a multi-bank holding based in Charlotte, N.C., and the remaining two are branches of independent community banks which have their main offices in the neighboring towns of Hoffman and Irvington. The multi-bank holding companies and regional bank have substantially greater financial resources and currently offer a larger array of financial services than the Bank. Each of the independent banks also has a slightly larger asset base than the Bank.

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

Personnel

As of September 30, 1997, the Company had a total of fifteen full-time employees and three part-time employees, all of whom were employed at the Bank level. The Company's employees are not represented by a union or collective bargaining group. The Company considers its relationship with its employees to be satisfactory.

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

Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations, and dividends. The system of supervision and regulation applicable to the Company and the Savings Bank establishes a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Savings Bank, rather than the stockholders of the Company.

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

The assessment for the Bank was $188,000 as of September 30, 1996. Additionally, as part of the purchase agreement with Kankakee Federal Savings and Loan (Kankakee), the Company agreed to reimburse Kankakee for the portion of Kankakee's assessment which related to the Carlyle, Illinois branch which was approximately $54,000.

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

FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, an FDIC-insured institution is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 4% of average total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii) "total capital" in an amount not less than 8% of risk-weighted assets.

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

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The sum of the four risk-weighted categories equals risk-weighted assets. The following table presents the Bank's capital position relative to its capital requirements on September 30, 1997 ($ in thousands).

                                                                                 To Be Well
                                                                                 Capitalized
                                                                                    Under
                                                                  For               Prompt
                                                                Capital           Corrective
                                                                Adequacy            Action
                                         Actual                 Purposes          Provisions
                                   -------------------------------------------------------------
                                    Amount     Ratio         Amount   Ratio     Amount    Ratio
                                   -------------------------------------------------------------
As of September 30, 1997:
Total Capital (to Risk Weighted
   Assets)
      Consolidated .............   $11,047     51.17%       $ 1,727    8.0%        N/A
      Bank .....................   $ 8,777     40.96%       $ 1,714    8.0%     $2,143     10.0%
Tier I Capital (to Risk Weighted
   Assets)
      Consolidated .............   $10,882     50.40%       $   864    4.0%     $  N/A
      Bank .....................   $ 8,612     40.19%       $   857    4.0%     $1,286      6.0%
Tier I Capital (to Average
   Adjusted Assets)
      Consolidated .............   $10,882     22.94%       $ 1,897    4.0%     $  N/A
      Bank .....................   $ 8,612     19.04%       $ 1,809    4.0%     $2,261      5.0%

Dividends. Under the ISBA, dividends may be paid by the Bank out of its net profits (i.e., earnings from current operations, investments, and other assets plus actual recoveries on loans, net of current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before the Bank may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. In addition, before declaring a dividend on its capital stock, the Bank must transfer no less than one-half of its net profits of the preceding half year to its paid-in surplus until it shall have paid-in surplus equal to 20% of its capital stock. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account to be established by the Bank in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Savings Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the fiscal year ended September 30, 1997, the Bank's net profits were approximately $216,000 and the Savings Bank could have paid dividends totaling $108,000 without the written approval of the Commissioner.

Community Reinvestment Act Requirements. The FDIC, the Federal Reserve Board, the Office of Thrift Supervision ("OTS") and the Office of the Comptroller of the Currency ("OCC") have jointly issued a final rule (the "Final Rule") under the Community Reinvestment Act (the "CRA"). The Final Rule eliminates the existing CRA regulation's twelve assessment factors and substitutes a performance based evaluation system. The Final Rule became fully effective July 1, 1997.

Under the Final Rule, an institution's performance in meeting the credit needs of its entire community, including low- and moderate-income areas, as required by the CRA, are generally evaluated under three tests: the "lending test," the "investment test," and the "service test." However, an independent financial institution with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related activities in the assessment area, its record of lending to borrowers of different income levels and businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan. Management of the Company does not believe that the new CRA regulations will adversely affect the Savings Bank.

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

Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments, or purchases of assets. Transfers of this kind are limited to ten percent of a bank's capital and surplus with respect to each affiliate and to twenty percent to all affiliates in the aggregate, and are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company, must also be on terms substantially the same as, or at least as favorable as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms or under circumstances, including credit standards, that would be offered to, or would apply to, non-affiliated companies.

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

As required by FDICIA, the FDIC has established a risk-based assessment system for the deposit insurance provided to depositors at depository institutions whereby assessments to each institution are calculated upon the probability that the insurance fund will incur a loss with respect to the institution, the likely amount of such loss, and the revenue needs of the insurance fund. Under the system, deposit insurance premiums are based upon an institution's assignment to one of three capital categories and a further assignment to one of three supervisory subcategories within each capital category. The result is a nine category assessment system with initial assessment rates ranging from twenty-three cents to thirty-one cents per one hundred dollars of deposits in an institution. The classification of an institution into a category will depend, among other things, on the results of off-site surveillance systems, capital ratio, and CAMELS rating (a supervisory rating of capital, asset quality, management, earnings, liquidity and sensitivity to market risk).

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

In addition, under the Branching Act beginning on June 1, 1997, banks are permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

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

Impact of New Accounting Standards

Earnings per Share Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128), was issued in February 1997 by the Financial Accounting Standards Board. The standard replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is computed as net income available to common stockholders divided by the weighted average common shares outstanding. The standard is effective for financial statements issued for periods ending after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

                                                           Year Ended
                                                       September 30, 1997
                                                     -----------------------
Basic earnings per share                                     $0.28
Diluted earnings per share                                   $0.27

Disclosure of Information about Capital Structure Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" (FAS 129), was issued in February 1997 by the Financial Accounting Standards Board. The standard requires an entity to explain the pertinent rights and privileges of the various securities outstanding. The standard is effective for financial statement periods ending after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Reporting Comprehensive Income Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (FAS 130), was issued in July 1997 by the Financial Accounting Standards Board. The standard establishes reporting of comprehensive income for general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period and all other events and circumstances from nonowner sources. The standard is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued in July 1997 by the Financial Accounting Standards Board. The standard requires the Corporation to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The standard is effective for financial statement periods beginning after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Reclassifications Certain reclassifications have been made to the balances as of September 30, 1996, with no effect on net income, to be consistent with the classifications adopted for September 30, 1997.

Year 2000 Compliance

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Bank has initiated a program to assure that all computer applications will be Year 2000 compliant. This program includes the monitoring and testing of the Bank's outside data processing provider and other vendors Year 2000 compliance progress.

The Bank is continuing to assess the extent of programming changes required to address this issue. Although final cost estimates have not been determined, it is not expected that these expenses will have a material adverse impact on the Company and the Bank's financial condition, liquidity, or results of operations.

Executive Officers of the Registrant

The following table sets forth certain information as of September 30, 1997 with respect to the executive officers of the Company and the Savings Bank.

     Name                 Age                       Position
--------------------------------------------------------------------------------

K. Gary Reynolds           46         President and Chief Executive Officer of
                                        the Company and the Savings Bank

Stephen J. Greene          39         Vice President of the Savings Bank

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

Item 2. Description of Property

The following table sets forth information concerning the main office and the branch office of the Bank at September 30, 1997. At September 30, 1997, the Company's premises had an aggregate net book value of approximately $344,000.

                                                     Lease Expiration   Net Book
      Location              Year Opened   Owned/Leased     Date          Value
--------------------------------------------------------------------------------
                                        (In Thousands)
Main office
200 South Poplar Street       1975           Owned         N/A        $     110
Centralia, Illinois

Branch office
801 12th Street               1996 (1)       Owned         N/A              234
                                                                      ---------
Carlyle, Illinois

                                                                      $     344
                                                                      =========

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Information relating to the market for Registrant's common stock and related stockholder matters appears under "Corporate Information" in the 1997 Annual Report to stockholders and is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

The  above  captioned   information  appears  under  the  caption  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements

The consolidated financial statements of CSB Financial Group, Inc. and subsidiary as of September 30, 1997 and 1996, together with the report of McGladrey & Pullen, LLP appears in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1998.

Item 10. Executive Compensation

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1998.

Item 12. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 9, 1998.

Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  See Exhibit Index below and exhibits attached.

         (b)      Form 8-K

                  No  Reports  on Form 8-K were  filed
                  during the last quarter of the fiscal year covered by this Form 10-KSB.

Exhibit No.                                          Exhibit                                           Page No.
-----------      ------------------------------------------------------------------------------        --------

     3.1         Certificate of Incorporation of CSB Financial Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form
                 SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     3.2         Bylaws of CSB Financial Group, Inc. (incorporated herein by reference to
                 Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2 as
                 originally filed on March 1, 1995, Registration No. 33-89842)


     4.1         Specimen Stock Certificate of CSB Financial Group, Inc. (incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form
                 8-A filed on August 21, 1995, Registration No. 0-26650)

     4.2         Articles IV, V, VI, XIV and XVI of CSB Financial Group, Inc.'s Certificate
                 of Incorporation (see Exhibit 3.1 above)

     4.3         Articles II and IV of CSB Financial Group, Inc.'s Bylaws (see Exhibit 3.2
                 above)

     4.4         Rights Agreement dates June 13, 1997 between CSB Financial Group, Inc. and
                 Registrar and Transfer Company, as Rights Agent.  Included as Exhibit A to such
                 Rights Agreement is a form of Rights Certificate (incorporated herein by reference to Exhibit 1 to the Registrant's Registration statement in form 8-A filed on June 13, 1997)

     10.1        Centralia Savings Bank Employee Stock Ownership Plan (incorporated herein by by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form
                 SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     10.2        Credit Agreement between CSB Financial Group, Inc. and Centralia Savings
                 Bank Employee Stock Ownership Plan (incorporated herein by reference to
                 Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 as
                 originally filed on March 1, 1995, Registration No. 33-89842)


     10.3        CSB Financial Group, Inc. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement
                 on
                 Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     10.4        CSB Financial Group, Inc. 1997 Nonqualified Stock Option Plan

     10.5        CSB Financial Group, Inc. Management Development and Recognition Plan
                 and Trust Agreement, as amended

     10.6        Employment Agreement between Centralia Savings Bank and K. Gary
                 Reynolds (incorporated herein by reference to Exhibit 10.7 to the Registrant's
                 Registration Statement on Form SB-2 as originally filed on March 1, 1995,
                 Registration No. 33-89842)

     13.1        CSB Financial Group, Inc. 1997 Annual Report to Stockholders

     21.1        Subsidiaries of the Registrant (incorporated herein by reference to Exhibit
                 21.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     23.2        Consent of McGladrey & Pullen, LLP

     27.1        Financial Data Schedule

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            CSB FINANCIAL GROUP, INC.
                                  (Registrant)


Date:    December 20, 1997

                                            By:  /s/ K. Gary Reynolds
                                            ------------------------------------
                                            K. Gary Reynolds, President,
                                            Chief Executive Officer and Director


         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ K. Gary Reynolds                                 /s/ A. John Byrne
--------------------------------------------         --------------------------
K. Gary Reynolds, President, Chief                   A. John Byrne, Director
Executive Officer and Director (Principal
Executive Officer, Principal Financial               Date:  December 20, 1997
Officer and Principal Accounting Officer)

Date:  December 20, 1997





/s/ Wesley N. Breeze                                 /s/ Michael Donnewald
--------------------------------------------         ---------------------------
Wesley N. Breeze, Director                           Michael Donnewald, Director

Date: December 20, 1997                              Date:  December 20, 1997





/s/ Larry M. Irvin                                   /s/ W. Harold Monken
--------------------------------------------         ---------------------------
Larry M. Irvin, Director                             W. Harold Monken, Director

Date: December 20, 1997                              Date:  December 20, 1997