Form 10QSB
period 1997-12-31
CSB FINANCIAL GROUP INC
filed 1998-02-17
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                          Shares outstanding at February 11, 1998
-----------------------------            ---------------------------------------
Common Stock, Par Value $0.01                          839,725

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED  BALANCE  SHEETS
December  31,  1997 and  September  30,  1997
(in thousands, except share data)

                                                                      December  September
                                                                         31,       30,
                                                                    ---------------------
                                                                        1997       1997
                                                                    ---------------------
                                                                    (Unaudited) (Audited)
Cash and cash equivalents .........................................   $ 1,090    $ 2,675
Securities:
   Available for sale .............................................    17,443     16,777
   Nonmarketable equity securities ................................       210        210
Loans .............................................................    27,245     27,299
Allowance for loan losses .........................................      (173)      (165)
                                                                      ------------------
              Loans, net ..........................................    27,072     27,134
Premises and equipment ............................................       597        602
Accrued interest receivable .......................................       402        290
Intangible assets .................................................       645        660
Other assets ......................................................       143        186
                                                                      ------------------
              Total assets ........................................   $47,602    $48,534
                                                                      ==================


LIABILITIES:
   Deposits:
      Demand ......................................................   $ 8,661    $ 9,073
      Savings .....................................................     3,397      3,395
      Time deposits > $100,000 ....................................     1,195      1,085
      Other time deposits .........................................    23,026     23,033
                                                                      ------------------
              Total deposits ......................................    36,279     36,586
                                                                      ------------------
   Other liabilities ..............................................        84         52
   Deferred income taxes ..........................................       244        244
                                                                      ------------------
              Total liabilities ...................................    36,607     36,882
                                                                      ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .....................................        10         10
   Paid-in capital ................................................     7,816      7,813
   Retained earnings ..............................................     6,136      6,039
   Unrealized gain on securities available for sale, net  of
      income taxes ................................................       109        110
   Unearned employee stock ownership plan shares ..................      (195)      (202)
   Management recognition plan ....................................      (580)      (589)
                                                                      ------------------
                                                                       13,296     13,181
   Less cost of treasury stock; 195,275 shares at December 31, 1997
      and 132,775 shares at September 30, 1997 ....................    (2,301)    (1,529)
                                                                      ------------------
              Total stockholders' equity ..........................    10,995     11,652
                                                                      ------------------

              Total liabilities and stockholders' equity ..........   $47,602    $48,534
                                                                      ==================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended December 31, 1997 and 1996
(Unaudited,  in thousands,  except per share data)

                                                                       Three Months
                                                                          Ended
                                                                       December 31,
                                                                    -----------------
                                                                      1997     1996
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $   568   $   535
   Securities ...................................................       284       362
                                                                    -----------------
              Total interest income .............................       852       897
                                                                    -----------------

Interest expense on deposits ....................................       417       414
                                                                    -----------------

              Net interest income ...............................       435       483
Provision for loan losses .......................................        15        22
                                                                    -----------------

              Net interest income after provision for loan losses       420       461
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        22        19
   Gain on sale of securities ...................................         8        39
   Other ........................................................         8         7
                                                                     ----------------
              Total noninterest income ..........................        38        65
                                                                     ----------------

Noninterest expense:
   Compensation and employee benefits ...........................       176       146
   Occupancy and equipment ......................................        21        19
   Data processing ..............................................        25        26
   Audit, legal and other professional ..........................        30        38
   Other ........................................................        92       117
                                                                     ----------------
              Total noninterest expense .........................       344       346
                                                                     ----------------
              Income before income taxes ........................       114       180
Income taxes ....................................................        17        72
                                                                     ----------------
              Net income ........................................    $   97   $   108
                                                                     ================

Earnings per share
   Basic ........................................................    $ 0.12   $  0.12
                                                                     ================
   Diluted ......................................................    $ 0.12   $  0.12
                                                                     ================

Weighted average shares outstanding
   Basic ........................................................   777,434   910,329
                                                                    =================
   Diluted ......................................................   807,167   924,590
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1997 and 1996
(Unaudited, in thousands)

                                                                           Three  Months
                                                                              Ended
                                                                           December 31,
                                                                        -----------------
                                                                         1997      1996
                                                                        -----------------
Cash Flows from Operating Activities:
   Net income ......................................................    $   97     $  108
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ....................................        15         22
      Provision for depreciation ...................................         6          6
      Amortization of intangible assets ............................        15         16
      Employee stock ownership plan compensation expense ...........        10         17
      Management recognition plan compensation expense .............         9         --
      Deferred income taxes ........................................        --         95
      Gain on sale of securities ...................................        (8)       (39)
      Amortization and accretion on securities .....................        --         24
      Change in assets and liabilities:
        (Increase) in accrued interest receivable ..................      (112)        (1)
        Decrease in other assets ...................................        43         70
        (Decrease) increase in other liabilities ...................        32       (242)
                                                                        -----------------
              Net cash provided by operating activities ............       107         76
                                                                        -----------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases ....................................................    (3,097)      (952)
      Proceeds from sales ..........................................     1,007         --
      Proceeds from maturities and paydowns ........................     1,431      1,367
   Securities held to maturity:
      Proceeds from sales ..........................................        --        359
   (Increase) decrease in securities purchased under
      agreements to resell .........................................        --        300
   (Increase) decrease in loans ....................................        47       (792)
   Purchase of premises and equipment ..............................        (1)       (22)
                                                                       ------------------
              Net cash provided by (used in) investing activities ..      (613)       260
                                                                       ------------------

Cash Flows from Financing Activities:
   (Decrease) in deposits ..........................................   $  (307)   $(1,520)
   Purchase of treasury stock ......................................      (772)      (966)
                                                                       ------------------
              Net cash (used in) financing activities ..............    (1,079)    (2,486)
              (Decrease) in cash and cash equivalents ..............    (1,585)    (2,150)
                                                                       ------------------
Cash and cash equivalents at beginning of period ...................     2,675      4,766
                                                                       ------------------
Cash and cash equivalents at end of period .........................   $ 1,090    $ 2,616
                                                                       ==================

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................   $   418    $   414
        Income taxes ...............................................        --         --

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................   $    (1)   $    19

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................   $     --   $    (7)

      Transfer of securities from held to maturity to available for
        sale .......................................................   $     --   $ 1,657


See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


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

The acquisition of the Bank by the Company was accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at December 31, 1997 the results of operations and cash flows for the three months ended December 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


Note 3.  Earnings Per Share

Basic earnings per share ("EPS") is computed as net income available to common stockholders divided by the weighted average common shares outstanding and vested shares of the Management Recognition Plan.

Diluted EPS is computed as net income available to common stockholders divided by the weighted average common shares outstanding, common stock equivalents, and shares awarded under the Management Recognition Plan weighted to reflect the portion of the period the shares were outstanding.

The following reflects earnings per share calculation for basic and diluted methods:

                                                          For the three months ending
                                                              December 31, 1997
                                                      ----------------------------------
                                                       Income       Shares     Per Share
                                                      Numerator   Denominator   Amount
                                                      ----------------------------------
Basic Earnings Per Share:
   Weighted average shares outstanding ............                 773,708
   Management Recognition Plan shares vested ......                   3,726
                                                                   --------

   Income available to common shareholders ........   $ 97,000      777,434
                                                      ---------------------
   Basic Earnings Per Share .......................                               0.12

Effect of Dilutive Securities:
   Management Recognition Plan shares granted,
      but not vested ..............................                  14,904
   Stock option equivalents .......................                  14,829
                                                                   --------

   Diluted EPS ....................................   $ 97,000      807,167      0.12
                                                      ================================

                                                             December 31, 1996
                                                      --------------------------------

Basic Earnings Per Share:
   Income available to common shareholders divided
      by weighted average shares .................    $108,000      910,329
                                                      ---------------------

   Basic Earnings Per Share ......................                               0.12

Effect of Dilutive Securities:
   Management Recognition Plan shares granted and
      weighted to reflect the portion of the
      period outstanding  ........................                    7,418
   Stock option equivalents ......................                    6,843
                                                                   --------

   Diluted Earnings Per Share ....................   $108,000       924,590      0.12
                                                     ================================

Note 4.  Employee Stock Ownership Plan

In conjunction with the conversion, an ESOP was created and 82,800 shares of the Company's stock were purchased for future allocation to employees. The purchase was funded with a loan from the Company.

Shares are allocated to all eligible employees as the debt is repaid based on a prorata share of total eligible compensation. Employees 21 or older with at least 1,000 hours of service in a twelve month period are eligible to participate. Benefits will vest over a five year period and in full after five years of qualified service.

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $10 and $17 for the three months ended December 31, 1997 and 1996, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of December 31, 1997 and September 30, 1997, the ESOP held 24,371 and 25,108, respectively, non-committed shares with a fair value of $329 and $309, respectively.

Note 5.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of December 31, 1997, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of December 31, 1997, no options had been granted.


Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of December 31, 1997, 18,630 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $9 for the three months ended December 31, 1997. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.


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

Disclosures about Segments of an Enterprise and Related Information Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued in July 1997 by the Financial Accounting Standards Board. The standard requires the Corporation to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The Standard is effective for financial statement years beginning after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

CSB FINANCIAL GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1997 and September 30, 1997, cash and cash equivalents totaled $1.1 million and $2.7 million, respectively. The decrease in cash and cash equivalents is due to the repurchase of treasury shares.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At December 31, 1997, the Bank had no outstanding advances from the FHLB.

At December 31, 1997, the Bank had $343 of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                               December 31,  September 30,    Minimum
                                                  1997          1997         Requirements
                                               ------------------------------------------
Total capital to risk weighted assets ........   48.40%        51.17%           8.0%
Tier I capital to risk weighted assets .......   47.60%        50.40%           4.0%
Tier I capital to average assets .............   21.41%        22.94%           4.0%

Financial Condition

Total assets decreased $932 to $47,602 at December 31, 1997 from $48,534 at September 30, 1997. The decrease resulted from a decrease of $1,585 in cash and cash equivalents due to the purchase of treasury stock totaling $772 combined with an increase in investments of $666.

Gross loans have decreased $54 from $27,299 at September 30, 1997 to $27,245 at December 31, 1997. While the loan portfolio remained consistent at December 31, 1997, the Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities increased $666 since September 30, 1997. The portfolio consists primarily of U.S. Government and agency securities. All securities are held as available for sale.

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996

Net Income - The Company's net income for the three months ended December 31, 1997 was $97 compared to $108 for the three months ended December 31, 1996. The decrease in net income resulted primarily from a decrease in the average balance of interest earning assets due to the repurchase of treasury shares.

Interest Income - Interest income decreased for the three months ended December 31, 1997 by $45 to $852 from $897 for the three months ended December 31, 1996. The decrease is due to a decline in the average balance of interest earning assets due to the repurchase of treasury shares.

Interest Expense - Interest expense increased for the three months ended December 31, 1997 by $3 to $417 from $414 for the three months ended December 31, 1996. The deposit portfolio has remained relatively consistent. Management continues to price deposit products based on competition.

Net Interest Income - Net interest income for the three months ended December 31, 1997 decreased by $48 to $435 from $483 for the three months ended December 31, 1996. The decrease is attributable to the decrease in the Company's interest earning assets as a result of stock repurchases.

Noninterest expense decreased for the three months ended December 31, 1997 by $2 to $344 from $346 for the three months ended December 31, 1996. Compensation cost increased for the quarter by $30. This increase was offset by a decrease in deposit insurance costs of $15 combined with a $8 decrease in professional fees. Management continues to focus efforts on controlling compensation costs.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 31, 1997 and 1996, the provision for loan losses was $15 and $22, respectively.

Allowance for Loan Losses - The allowance for loan losses was $173 or .63% of loans receivable at December 31, 1997, compared to $165, or .60% of loans receivable at September 30, 1997. The level of nonperforming loans was 1.87% of total loans at December 31, 1997 compared to 1.5% as of September 30, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $7 during the first three months of fiscal year 1998, compared to net charge-offs of $8 during the first three months of fiscal year 1997.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of December 31, 1997 and September 30, 1997, management had not identified any loans as impaired.

Nonperforming Assets

At December 31, 1997, the Bank had $327, of nonperforming assets, .69% of total assets. On September 30, 1997, the Bank had $413 of nonperforming assets, .85% of total assets.

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




                                                  CSB Financial Group, Inc.



Date: 2/13/98                               /s/ K. Gary Reynolds
      -----------------------------         ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date: 2/13/98                               /s/ Joanne Ticknor
      ------------------------------        ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer