Form 10QSB
period 1998-03-31
CSB FINANCIAL GROUP INC
filed 1998-05-01
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to _____________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   ( X )   NO (  )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Shares outstanding at May 1, 1998
-----------------------------                  ---------------------------------
Common Stock, Par Value $0.01                              839,596

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 1998 and September 30, 1997
(in thousands, except share data)


ASSETS                                        March 31,  September 30,
                                                1998         1997
----------------------------------------------------------------------
                                             (Unaudited)   (Audited)

Cash and cash equivalents ................     $ 1,542      $ 2,675
Securities:
   Available for sale ....................      17,068       16,777
   Nonmarketable equity securities .......         210          210
Loans ....................................      27,322       27,299
Allowance for loan losses ................        (182)        (165)
                                               --------------------
              Loans, net .................      27,140       27,134
Loans held for sale ......................         353
Premises and equipment ...................         597          602
Accrued interest receivable ..............         324          290
Intangible assets ........................         630          660
Other assets .............................         119          186
                                               --------------------
              Total assets ...............     $47,983      $48,534
                                               ====================

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
March 31, 1998 and September 30, 1997
(in thousands, except share data)


LIABILITIES AND STOCKHOLDERS'  EQUITY                            March 31,  September 30,
                                                                   1998        1997
----------------------------------------------------------------------------------------
                                                                (Unaudited)  (Audited)
LIABILITIES:
   Deposits:
      Demand ...................................................  $  9,066    $ 9,073
      Savings ..................................................     3,385      3,395
      Time deposits > $100,000 .................................     1,305      1,085
      Other time deposits ......................................    22,742     23,033
                                                                  -------------------
              Total deposits ...................................    36,498     36,586
                                                                  -------------------
   Other liabilities ...........................................       127         52
   Deferred income taxes .......................................       254        244
                                                                  -------------------
              Total liabilities ................................    36,879     36,882
                                                                  -------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued ..................................        10         10
   Paid-in capital .............................................     7,819      7,813
   Retained earnings ...........................................     6,220      6,039
   Unrealized gain on available for sale securities, net of tax        126        110
   Unearned employee stock ownership plan shares ...............      (189)      (202)
   Management recognition plan .................................      (570)      (589)
                                                                  -------------------
                                                                    13,416     13,181
   Less cost of treasury stock; 196,110 shares at March 31, 1998
      and 132,775 shares at September 30, 1997 .................    (2,312)    (1,529)
                                                                   ------------------
              Total stockholders' equity .......................    11,104     11,652
                                                                   ------------------

              Total liabilities and stockholders' equity .......   $47,983    $48,534
                                                                   ==================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended March 31, 1998 and 1997
(Unaudited, in thousands, except per share data)

                                                                    Six Months Ended
                                                                        March 31,
                                                                    -----------------
                                                                     1998       1997
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $ 1,120   $ 1,076
   Securities ...................................................       561       542
                                                                    -----------------
              Total interest income .............................     1,681     1,618
                                                                    -----------------

Interest expense on deposits ....................................       824       812
                                                                    -----------------

              Net interest income ...............................       857       806
Provision for loan losses .......................................        30        45
                                                                    -----------------
              Net interest income after provision for loan losses       827       761
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        41        38
   Gain on sale of securities, net ..............................         3        39
   Gain on sale of loans, net ...................................         2       - -
   Other ........................................................        22        16
                                                                    -----------------
              Total noninterest income ..........................        68        93
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       324       310
   Occupancy and equipment ......................................        42        43
   Data processing ..............................................        50        49
   Audit, legal and other professional ..........................        55        67
   Other ........................................................       188       194
                                                                    -----------------
              Total noninterest expense .........................       659       663
                                                                    -----------------
              Income before income taxes ........................       236       191
Income taxes ....................................................        55        26
                                                                    -----------------
              Net income ........................................   $   181  $    165
                                                                    =================

Earnings per share
   Basic ........................................................   $  0.23  $   0.19
                                                                    =================
   Diluted ......................................................   $  0.22  $   0.18
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   777,488   891,482
                                                                    =================

   Diluted ......................................................   807,959   915,788
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1998 and 1997
(Unaudited, in thousands, except per share data)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       1998        1997
                                                                     -------------------
Interest income:
   Loans and fees on loans ......................................    $   552     $   541
   Securities ...................................................        277         180
                                                                     -------------------
              Total interest income .............................        829         721
                                                                     -------------------

Interest expense on deposits ....................................        407         398
                                                                     -------------------

              Net interest income ...............................        422         323
Provision for loan losses .......................................         15          23
                                                                     -------------------

              Net interest income after provision for loan losses        407         300
                                                                     -------------------

Noninterest income:
   Service charges on deposits ..................................         19          19
   (Loss) on sale of securities, net ............................         (5)        - -
   Gain on sale of loans, net ...................................          2         - -
   Other ........................................................         14           9
                                                                     -------------------
              Total noninterest income ..........................         30          28
                                                                     -------------------

Noninterest expense:
   Compensation and employee benefits ...........................        148         164
   Occupancy and equipment ......................................         21          24
   Data processing ..............................................         25          23
   Audit, legal and other professional ..........................         25          29
   Other ........................................................         96          77
                                                                     -------------------
              Total noninterest expense .........................        315         317
                                                                     -------------------
              Income before income taxes ........................        122          11
Income taxes ....................................................         38         (46)
                                                                     -------------------
              Net income ........................................    $    84    $     57
                                                                     ===================

Earnings per share
   Basic ........................................................    $  0.11    $   0.07
                                                                     ===================

   Diluted ......................................................    $  0.10    $   0.06
                                                                     ===================

Weighted average shares outstanding
   Basic ........................................................    777,542     872,216
                                                                     ===================

   Diluted ......................................................    808,752     897,866
                                                                     ===================

See Notes to Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1998 and 1997
(Unaudited, in thousands)

                                                                       Six Months Ended
                                                                           March 31,
                                                                       ------------------
                                                                         1998       1997
                                                                       ------------------
Cash Flows from Operating Activities:
   Net income ......................................................   $   181    $   165
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ....................................        30         45
      Provision for depreciation ...................................        18         16
      Amortization of intangible assets ............................        30         31
      Employee stock ownership plan compensation expense ...........        19         39
      Management recognition plan compensation expense .............        19         11
      Deferred income taxes ........................................       - -         96
      Originations of loans held for sale ..........................      (653)       - -
      Proceeds from loans held for sale ............................       302        - -
      Gain on sale of securities ...................................        (3)       (39)
      Gain on sale of loans ........................................        (2)       - -
      Loss on the sale of other real estate owned ..................         2        - -
      Amortization and accretion on securities .....................         1         41
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable .........       (34)        11
        (Increase) decrease in other assets ........................        39        (36)
        (Decrease) increase in other liabilities ...................        75       (244)
                                                                       ------------------
              Net cash provided by operating activities ............        24        136
                                                                       ------------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases ....................................................    (7,759)    (1,452)
      Proceeds from sales ..........................................     3,003        - -
      Proceeds from maturities and paydowns ........................     4,493      1,424
   Securities held to maturity:
      Proceeds from sales ..........................................       - -        359
   Decrease in securities purchased under agreements
      to resell ....................................................       - -        300
   (Increase) decrease in loans ....................................       (36)      (518)
   Proceeds from the sale of other real estate owned ...............        26
   Purchase of premises and equipment ..............................       (13)       (28)
                                                                       ------------------
              Net cash provided by (used in) investing activities ..      (286)        85
                                                                       ------------------

Cash Flows from Financing Activities:
   (Decrease) in deposits ..........................................       (88)    (1,121)
   Purchase of treasury stock ......................................      (783)      (966)
                                                                       ------------------
              Net cash (used in) financing activities ..............      (871)    (2,087)

              (Decrease) in cash and cash equivalents ..............    (1,133)    (1,866)

Cash and cash equivalents at beginning of period ...................     2,675      4,766
                                                                       ------------------

Cash and cash equivalents at end of period .........................   $ 1,542    $ 2,900
                                                                       ==================

Supplemental Disclosures:
      Cash paid for:
        Interest on deposits .......................................   $   826    $   812
        Income taxes ...............................................   $    21    $    47

      Change in gross unrealized gain/loss on securities available
        for sale ...................................................   $    26    $   - -

      Change in deferred taxes on unrealized gain/loss on securities
        available for sale .........................................   $    10    $   - -

      Transfer of securities from held to maturity to available for
        sale .......................................................   $   - -    $ 1,657

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the results of operations and cash flows for the six months ended March 31, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.


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

The following reflects earnings per share calculations for basic and diluted methods:

                                                                 For the Six
                                                                 Months Ended
                                                                   March 31,
                                                              ------------------
                                                                1998      1997
                                                              ------------------

Net income available to common shareholders ................  $    181  $    165

Basic diluted potential common shares:
   Weighted average shares outstanding .....................   773,762   891,482
   Management recognition plan shares vested ...............     3,726       - -
                                                              ------------------
Basic average shares outstanding ...........................   777,488   891,482
                                                              ------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested   14,904    18,630
   Stock option equivalents ................................    15,567     5,676
                                                              ------------------
Diluted average shares outstanding .........................   807,959   915,788
                                                              ------------------

Basic earnings per share ...................................  $   0.23  $   0.19
                                                              ==================

Diluted earnings per share .................................  $   0.22  $   0.18
                                                              ==================


                                                                  For the Three
                                                                   Months Ended
                                                                    March 31,
                                                                -------------------
                                                                 1998        1997
                                                                -------------------

Net income available to common shareholders .................   $     84   $     57

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    773,816    872,216
   Management recognition plan shares vested ................      3,726        - -
                                                                -------------------

Basic weighted average shares outstanding ...................    777,542    872,216
                                                                -------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested     14,904     18,630
   Stock option equivalents .................................     16,306      7,020
                                                                -------------------

Diluted average shares outstanding ..........................    808,752    897,866
                                                                -------------------

Basic earnings per share ....................................   $   0.11   $   0.07
                                                                ===================

Diluted earnings per share ..................................   $   0.10   $   0.06
                                                                ===================


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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $19 and $39 for the six months ended March 31, 1998 and 1997, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of March 31, 1998 and September 30, 1997, the ESOP held 23,757 and 25,108, respectively, of non-committed shares with a fair value of $315 and $309, respectively.


Note 5.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of March 31, 1998, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of March 31, 1998, no options had been granted.


Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of March 31, 1998, 18,630 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $19 and $11 for the six months ended March 31, 1998 and 1997, respectively. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.


Note 7.  New Accounting Standards

Reporting Comprehensive Income Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," was issued in July 1997 by the Financial Accounting Standards Board. The standard establishes reporting of comprehensive income for general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period and all other events and circumstances from nonowner sources. In addition to an enterprise's net income, change in equity components under comprehensive income reporting would also include such items as the net change in unrealized gain or loss on available for sale securities and foreign currency translation adjustments. The Standard is effective for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of the Standard will have a material impact on the consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued in July 1997 by the Financial Accounting Standards Board. The standard requires the Corporation to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The Standard is effective for financial statement years beginning after December 15, 1997. The Statement is not expected to have a significant impact on the Company's current business segment disclosures.

CSB FINANCIAL GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


General

The principal assets of the Company are its investment in the Bank's common stock and the net proceeds from the sale of the Company's common stock in connection with the conversion. The Company's principal revenue source is interest and dividends on its investments. The principal business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Centralia, Illinois and surrounding areas. The Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets, interest-bearing liabilities, and the interest rates earned or paid on these balances.

The Bank's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums paid to the SAIF, and other operating expenses.

The operations of the Bank are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending, and financing activities during any given period. At March 31, 1998 and September 30, 1997, cash and cash equivalents totaled $1.5 million and $2.7 million, respectively. The decrease in cash and cash equivalents is due to an increase in the Company's investment in municipal securities and an increase in mortgage lending.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At March 31, 1998, the Bank had no outstanding advances from the FHLB.

At March 31, 1998, the Bank had $155 of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                                           March 31,      September 30,        Minimum
                                                             1998              1997         Requirements
                                                           ---------------------------------------------
Total capital to risk weighted assets                       47.75%            51.17%            8.0%
Tier I capital to risk weighted assets                      46.92%            50.40%            4.0%
Tier I capital to average assets                            22.35%            22.94%            4.0%


Financial Condition

Total assets decreased $551 to $47,983 at March 31, 1998 from $48,534 at September 30, 1997. The decrease resulted from a decrease of $1,133 in cash and cash equivalents due to the purchase of treasury stock totaling $783 combined with an increase in investments of $291 and an increase in loans of $359.

Gross loans have increased $376 from $27,299 at September 30, 1997 to $27,675 at March 31, 1998. The growth in the loan portfolio is comprised primarily of mortgage lending. As the Company continues to see growth in mortgage lending, alternative sources of funding are evaluated. For the six months ended March 31, 1998, the Company originated $653 of mortgage loans for sale in the secondary market. As of March 31, 1998, the Company holds mortgage loans of $353 which have been originated with the intent to sell. The Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities increased $291 since September 30, 1997. The increase is due to additional investments in municipal securities, however the portfolio continues to consist primarily of U.S. Government and agency securities. All securities are held as available for sale.

Results of Operations

Three months ended March 31, 1998 compared to three months ended March 31, 1997

Net Income - The Company's net income for the three months ended March 31, 1998 was $84 compared to $57 for the three months ended March 31, 1997. The increase in net income resulted primarily from an increase in interest income recognized on securities. The average balance of interest earning assets continues to increase as management monitors liquidity positions and invests excess cash and cash equivalents in short-term U.S. government securities. Compensation and employee benefits expense are declining as a result of the Company's repurchase of Employee Stock Option Plan shares in July 1997.

Interest Income - Interest income increased for the three months ended March 31, 1998 by $108 to $829 from $721 for the three months ended March 31, 1997. The increase is due to an increase in the average balance of interest earning assets for the respective periods.

Interest Expense - Interest expense increased for the three months ended March 31, 1998 by $9 to $407 from $398 for the three months ended March 31, 1997. The deposit portfolio has remained relatively consistent. Management continues to price deposit products in order to remain competitive in the local economy.

Net Interest Income - Net interest income for the three months ended March 31, 1998 increased by $99 to $422 from $323 for the three months ended March 31, 1997. The increase is attributable to the increase in the Company's average balance of securities for the respective period.

Noninterest expense decreased for the three months ended March 31, 1998 by $2 to $315 from $317 for the three months ended March 31, 1997. Compensation cost decreased for the quarter by $16. This decrease was offset by an increase in other operating costs of $19. Management continues to focus efforts on controlling compensation costs as was done in the repurchase of shares from the ESOP in July 1997.

Six months ended March 31, 1998 compared to six months ended March 31, 1997

Net Income -The Company's net income for the six months ended March 31, 1998 was $181 compared to $165 for the six months ended March 31, 1997. The increase is a result of decreased compensation expense associated with the Company's buyback of ESOP shares in July 1997. Net income continues to increase as a result of the Company's increase in net interest income. The increase in net interest income is a result of an increase in mortgage lending and an increase in the Company's average balance of securities. Results for the six months ended March 31, 1997 also include gains on the sale of securities of $39 as management realigned the investment portfolio. Excluding investment gains realized during 1998 and 1997, the Company's net income rose approximately 40% for the six month period ended March 31, 1998.

Interest Income - Interest income increased $63 from $1,618 to $1,681 or by 3.9%, during the six months of 1998 compared to the respective period of 1997. This increase resulted from an increase in the loan portfolio, comprised mainly of mortgage lending, combined with an increase in the Company's average balance of securities.

Interest Expense - Interest expense increased $12 or 1.5%, to $824 for the six months ended March 31, 1998 from $812 for the same period in 1997. The increase is attributable to the increase in the Company's other time deposits, however the deposit portfolio has remained relatively consistent.

Net Interest Income - Net interest income for the six months ended March 31, 1998 was $857 compared to $806 for the six months ended March 31, 1997. The increase is attributable to an increase in mortgage loans during the quarter combined with an increase in the Company's average balance of securities.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended March 31, 1998 and 1997, the provision for loan losses was $30 and $45, respectively.

Allowance for Loan Losses - The allowance for loan losses was $182 or .66% of loans receivable at March 31, 1998, compared to $165, or .60% of loans receivable at September 30, 1997. The level of nonperforming loans was 1.65% of total loans at March 31, 1998 compared to 1.50% as of September 30, 1997. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $13 during the first six months of fiscal year 1998, compared to net charge-offs of $15 during the first six months of fiscal year 1997.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of March 31, 1998 and September 30, 1997, management had not identified any loans as impaired.

Nonperforming Assets

At March 31, 1998, the Bank had $458, of nonperforming assets, representing .95% of total assets. On September 30, 1997, the Bank had $413 of nonperforming assets, representing .85% of total assets.

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




                                            CSB Financial Group, Inc.



Date:May 1, 1998                            /s/ K. Gary Reynolds
                                            ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date:May 1, 1998                            /s/ Joanne Ticknor
                                            ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer