Form 10QSB
period 1998-06-30
CSB FINANCIAL GROUP INC
filed 1998-08-14
CIK 940006

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

                                       OR

  ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________________ to __________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                             Shares outstanding at July 31, 1998
-----------------------------                -----------------------------------
Common Stock, Par Value $0.01                                820,870

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and September 30, 1997
(in thousands, except share data)

                                              June 30,  September 30,
                                                1998         1997
-------------------------------------------------------------------
ASSETS

Cash and cash equivalents ................     $ 2,047      $ 2,675
Securities:
   Available for sale ....................      16,423       16,777
   Nonmarketable equity securities .......         215          210
Loans ....................................      26,550       27,299
Allowance for loan losses ................        (186)        (165)
                                               --------------------
              Loans, net .................      26,364       27,134
Loans held for sale ......................         434          - -
Premises and equipment ...................         603          602
Accrued interest receivable ..............         409          290
Intangible assets ........................         615          660
Other assets .............................         108          186
                                               --------------------
        Total assets                           $47,218      $48,534
                                               ====================


See Notes to Unaudited Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 1998 and September 30, 1997
(in thousands, except share data)

                                                                 June 30,  September 30,
                                                                   1998        1997
----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES:
   Deposits:
      Demand ..................................................   $ 8,674    $ 9,073
      Savings .................................................     3,547      3,395
      Time deposits > $100,000 ................................     1,317      1,085
      Other time deposits .....................................    22,328     23,033
                                                                  ------------------
              Total deposits ..................................    35,866     36,586
                                                                  ------------------
   Other liabilities ..........................................       157         52
   Deferred income taxes ......................................       242        244
                                                                  ------------------
              Total liabilities ...............................    36,265     36,882
                                                                  ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued .............................................       - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     7,822      7,813
   Retained earnings ..........................................     6,315      6,039
   Unrealized gain on available for sale securities, net of tax       108        110
   Unearned employee stock ownership plan shares ..............      (182)      (202)
   Management recognition plan ................................      (561)      (589)
                                                                  ------------------
                                                                   13,512     13,181
   Less cost of treasury stock; 214,130 shares at June 30, 1998
      and 132,775 shares at September 30, 1997 ................    (2,559)    (1,529)
                                                                  ------------------
              Total stockholders' equity ......................    10,953     11,652
                                                                  ------------------

              Total liabilities and stockholders' equity ......   $47,218    $48,534
                                                                  ==================

See Notes to Unaudited Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended June 30, 1998 and 1997
(Unaudited, in thousands, except per share data)

                                                                      Nine Months
                                                                     Ended June 30,
                                                                    -----------------
                                                                     1998      1997
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $ 1,662   $ 1,621
   Securities ...................................................       838       806
                                                                    -----------------
              Total interest income .............................     2,500     2,427
                                                                    -----------------

Interest expense on deposits ....................................     1,230     1,224
                                                                    -----------------

              Net interest income ...............................     1,270     1,203
Provision for loan losses .......................................        45        67
                                                                    -----------------

              Net interest income after provision for loan losses     1,225     1,136
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        61        54
   Gain on sale of securities, net ..............................         3        40
   Gain on sale of loans, net ...................................         6       - -
   Other ........................................................        30        23
                                                                    -----------------
              Total noninterest income ..........................       100       117
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       474       472
   Occupancy and equipment ......................................        63        67
   Data processing ..............................................        78        70
   Audit, legal and other professional ..........................        69        85
   Other ........................................................       277       281
                                                                    -----------------
              Total noninterest expense .........................       961       975
                                                                    -----------------
              Income before income taxes ........................       364       278
Income taxes ....................................................        88        61
                                                                    -----------------
              Net income ........................................   $   276   $   217
                                                                    =================

Earnings per share
   Basic ........................................................   $  0.36   $  0.24
                                                                    =================

   Diluted ......................................................   $  0.34   $  0.24
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   774,912   887,312
                                                                    =================

   Diluted ......................................................   804,252   912,112
                                                                    =================

See Notes to Unaudited Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended June 30, 1998 and 1997
(Unaudited, in thousands, except per share data)

                                                                      Three Months
                                                                     Ended June 30,
                                                                    -----------------
                                                                     1998      1997
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $   542   $   545
   Securities ...................................................       277       264
                                                                    -----------------
              Total interest income .............................       819       809
                                                                    -----------------

Interest expense on deposits ....................................       406       412
                                                                    -----------------

              Net interest income ...............................       413       397
Provision for loan losses .......................................        15        22
                                                                    -----------------

              Net interest income after provision for loan losses       398       375
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        20        16
   Gain on sale of securities ...................................       - -         1
   Gain on sale of loans ........................................         4       - -
   Other ........................................................         8         7
                                                                    -----------------
              Total noninterest income ..........................        32        24
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       150       162
   Occupancy and equipment ......................................        21        24
   Data processing ..............................................        28        21
   Audit, legal and other professional ..........................        14        18
   Other ........................................................        89        87
                                                                    -----------------
              Total noninterest expense .........................       302       312
                                                                    -----------------
              Income before income taxes ........................       128        87
Income taxes ....................................................        33        35
                                                                    -----------------
              Net income ........................................   $    95   $    52
                                                                    =================

Earnings per share
   Basic ........................................................   $  0.12   $  0.06
                                                                    =================

   Diluted ......................................................   $  0.12   $  0.06
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   766,449   875,660
                                                                    =================

   Diluted ......................................................   796,837   904,760
                                                                    =================

See Notes to Unaudited Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1998 and 1997
(Unaudited, in thousands)

                                                                       Nine Months
                                                                     Ended June 30,
                                                                    ------------------
                                                                      1998      1997
                                                                    ------------------
Cash Flows from Operating Activities:
   Net income ...................................................   $   276    $   217
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .................................        45         67
      Provision for depreciation ................................        27         27
      Amortization of intangible assets .........................        45         46
      Employee stock ownership plan compensation expense ........        29         60
      Management recognition plan compensation expense ..........        28         22
      Deferred income taxes .....................................       - -         97
      Originations of loans held for sale .......................    (1,194)       - -
      Proceeds from loans held for sale .........................       766        - -
      Gain on sale of securities ................................        (3)       (40)
      Gain on sale of loans .....................................        (6)       - -
      Loss on the sale of other real estate owned ...............         3        - -
      Amortization and accretion on securities ..................        (1)        60
      Change in assets and liabilities:
        (Increase) decrease in accrued interest receivable ......      (119)        20
        (Increase) decrease in other assets .....................        50        (18)
        (Decrease) increase in other liabilities ................       105       (224)
                                                                    ------------------
              Net cash provided by operating activities .........        51        334
                                                                    ------------------
Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .................................................    (9,512)    (6,772)
      Proceeds from sales .......................................     3,755        - -
      Proceeds from maturities and paydowns .....................     6,111      6,764
   Securities held to maturity:
      Proceeds from sales                                               - -        369
   Nonmarketable equity securities:
      Purchases of nonmarketable equity securities ..............        (5)       (45)
   Decrease in securities purchased under agreements to resell ..       - -        300
   (Increase) decrease in loans .................................       725       (199)
   Proceeds from the sale of other real estate owned ............        25        - -
   Purchase of premises and equipment ...........................       (28)       (40)
                                                                    ------------------
              Net cash provided by investing activities .........     1,071        377
                                                                    ------------------

Cash Flows from Financing Activities:
   (Decrease) in deposits .......................................   $  (720)   $  (559)
   Purchase of treasury stock ...................................    (1,030)      (966)
                                                                    ------------------
              Net cash (used in) financing activities ...........    (1,750)    (1,525)
              (Decrease) in cash and cash equivalents ...........      (628)      (814)
Cash and cash equivalents at beginning of period ................     2,675      4,766
                                                                    ------------------
Cash and cash equivalents at end of period ......................   $ 2,047    $ 3,952
                                                                    ==================
Supplemental Disclosures:
   Cash paid for:
      Interest on deposits ......................................   $ 1,233    $ 1,223
      Income taxes ..............................................   $    37    $    47
   Change in gross unrealized gain/loss on securities available
      for sale ..................................................   $    (4)   $   181
   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ........................................   $    (2)   $    68
   Transfer of securities from held to maturity to available for
      sale ......................................................   $   - -    $ 1,657

See Notes to Unaudited Consolidated Financial Statements.

CSB FINANCIAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

Note 1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. Centralia Savings Bank is located in Centralia, Illinois and serves customers in Illinois counties of Clinton and Marion. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000, net proceeds totaled $7,584,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company was accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1997. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1998 the results of operations for the three months ended June 30, 1998 and 1997, and the results of operations and cash flows for the nine months ended June 30, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

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

The following reflects earnings per share calculations for basic and diluted methods:

                                                             For the Nine Months
                                                               Ended June 30,
                                                             -------------------
                                                                1998       1997
                                                              ------------------

Net income available to common shareholders ................. $    276  $    217

Basic diluted potential common shares:
   Weighted average shares outstanding ......................  769,530   885,656
   Management recognition plan shares vested ................    5,382     1,656
                                                              ------------------

Basic average shares outstanding ............................  774,912   887,312
                                                              ------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested   13,248    16,974
   Stock option equivalents .................................   16,092     7,826
                                                              ------------------

Diluted average shares outstanding ..........................  804,252   912,112
                                                              ==================

Basic earnings per share .................................... $   0.36  $   0.24
                                                              ==================

Diluted earnings per share .................................. $   0.34  $   0.24
                                                              ==================

                                                                   For the Months
                                                                   Ended June 30,
                                                                -------------------
                                                                  1998        1997
                                                                -------------------
Net income available to common shareholders .................   $     95   $     52

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    761,067    874,004
   Management recognition plan shares vested ................      5,382      1,656
                                                                -------------------

Basic weighted average shares outstanding ...................    766,449    875,660
                                                                -------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested     13,248     16,974
   Stock option equivalents .................................     17,140     12,126
                                                                -------------------

Diluted average shares outstanding ..........................    796,837    904,760
                                                                -------------------

Basic earnings per share ....................................   $   0.12   $   0.06
                                                                -------------------

Diluted earnings per share ..................................   $   0.12   $   0.06
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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $29 and $60 for the nine months ended June 30, 1998 and 1997, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of June 30, 1998 and September 30, 1997, the ESOP held 23,143 and 25,108, respectively, of non-committed shares with a fair value of $310 and $309, respectively.


Note 5.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of June 30, 1998, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of June 30, 1998, no options had been granted.


Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of June 30, 1998, 18,630 shares have been awarded to officers, directors, and employees. MRP compensation expense was $28 and $22 for the nine months ended June 30, 1998 and 1997, respectively. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending, and financing activities during any given period. At June 30, 1998 and September 30, 1997, cash and cash equivalents totaled $2,047 and $2,675, respectively. The decrease in cash and cash equivalents is due to a decrease in demand deposits and a decrease in time deposits less than $100,000.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At June 30, 1998, the Bank had no outstanding advances from the FHLB.

At June 30, 1998, the Bank had $440 of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                           March 31, September 30,     Minimum
                                             1998        1997       Requirements
                                           -------------------------------------

Total capital to risk weighted assets ...    48.90%      51.17%        8.0%
Tier I capital to risk weighted assets ..    48.03%      50.40%        4.0%
Tier I capital to average assets ........    21.37%      22.94%        4.0%

Financial Condition

Total assets decreased $1,316 to $47,218 at June 30, 1998 from $48,534 at September 30, 1997. The principal cause of this decrease was a decrease of $628 in cash and cash equivalents, a decrease in securities available for sale of $350 and a decrease in loans held for portfolio of $770. These decreases were partially offset by an increase in loans held for sale of $434.

The decrease in the loan portfolio occurred in the commercial, installment and home equity areas. For the nine months ended June 30, 1998, the Company originated $1,194 of mortgage loans for sale in the secondary market. The Bank continues to focus on the expansion of its commercial loan portfolio and originates commercial loans which meet prudent underwriting standards.

The decrease in assets were funded by a decrease in demand deposits of $399 and a decrease in time deposits less than $100,000 of $705.

The Company acquired 81,355 shares of treasury stock in the nine months ended June 30, 1998 for $1,030.

The decrease in the investment securities relates to governmental securities, however the portfolio continues to consist primarily of U.S. Government and agency securities. All securities are held as available for sale.

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Net Income - The Company's net income for the three months ended June 30, 1998 was $95 compared to $52 for the three months ended June 30, 1997. The increase in net income resulted primarily from an increase in net interest income, an increase in other income, a decrease in the provision for loan loss and a decrease in other expenses. The decrease in other expenses is principally attributable to a decrease in compensation and employee benefits. Compensation and employee benefits expense is declining as a result of the Company's redemption of shares held by the Employee Stock Option Plan.

Interest Income - Interest income increased for the three months ended June 30, 1998 by $10 to $819 from $809 for the three months ended June 30, 1997. The increase is due to an increase in the average balance of the security portfolio.

Interest Expense - Interest expense decreased for the three months ended June 30, 1998 by $6 to $406 from $412 for the three months ended June 30, 1997. This decrease in interest expense is attributable to the decline in time deposits less than $100,000. Management continues to price deposit products in order to remain competitive in the local economy and manage its interest rate risk exposure.

Net Interest Income - Net interest income after the provision for loan loss for the three months ended June 30, 1998 increased by $23 to $398 from $375 for the three months ended June 30, 1997.

Noninterest expense decreased for the three months ended June 30, 1998 by $10 to $302 from $312 for the three months ended June 30, 1997. The principal reason for the decrease is the decrease in compensation and employee benefits for the quarter of $12.

Nine months ended June 30, 1998 compared to nine months ended June 30, 1997

Net Income -The Company's net income for the nine months ended June 30, 1998 was $276 compared to $217 for the nine months ended June 30, 1997. Net income continues to increase as a result of the Company's increase in net interest income. The increase in net interest income is a result of an increase in mortgage lending as well as increased yields on existing adjustable rate mortgage loans and an increase in the Company's average balance of investment securities. Results for the nine months ended June 30, 1997 also include gains on the sale of securities of $40 as management realigned the investment portfolio. Excluding investment gains realized during 1998 and 1997, the Company's net income rose approximately 54% for the nine month period ended June 30, 1998.

Interest Income - Interest income increased $73 from $2,427 to $2,500, or by 3.0% during the nine months of 1998 compared to the respective period of 1997. This increase resulted from an increase in the mortgage portfolio as well as increased yields on existing adjustable rate mortgage loans, combined with an increase in the Company's average balance of investment securities.

Interest Expense - Interest expense increased $6 or 0.5%, to $1,230 for the nine months ended June 30, 1998 from $1,224 for the same period in 1997. The increase is attributable to the increase in the Company's time deposits. However, this increase was more than offset by a decrease in demand deposits.

Net Interest Income - Net interest income for the nine months ended June 30, 1998 was $1,270 compared to $1,203 for the nine months ended June 30, 1997. The increase is attributable to the increase in mortgage loans during the quarter as well as increased yields on existing adjustable rate mortgage loans combined with an increase in the Company's average balance of investment securities.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended June 30, 1998 and 1997, the provision for loan losses was $45 and $67, respectively.

Allowance for Loan Losses - The allowance for loan losses was $186 or .70% of loans receivable at June 30, 1998, compared to $165, or .60% of loans receivable at September 30, 1997. The level of nonperforming loans was 2.01% of total loans at June 30, 1998 compared to 1.00% as of June 30, 1997. Based on current balance of the allowance for loan losses in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management considers that the balance in the allowance for loan losses at June 30, 1998 is adequate.

Total charge-offs amounted to $27 during the first nine months of fiscal year 1998 while total recoveries amounted to $3 during the same period. This, compared to total charge-offs of $29 during the first nine months of 1997 and total recoveries of $1 during the same period.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of June 30, 1998 and September 30, 1997, management had not identified any loans as impaired.

Nonperforming Assets

At June 30, 1998, the Bank had $534, of nonperforming assets, representing 1.13% of total assets. On September 30, 1997, the Bank had $413 of nonperforming assets, representing .85% of total assets.

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

The Bank is continuing to assess the extent of programming changes required to address this issue. Although final cost estimates have not been determined, management projects approximately $150,000 will be expended to become Year 2000 compliant. It is not expected that these expenses will have a material adverse impact on the Company and the Bank's financial condition, liquidity, or results of operations.

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



                                            CSB Financial Group, Inc.



Date:  AUGUST 13, 1998                      /s/ K. Gary Reynolds
       ----------------------------         -----------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date: AUGUST 13, 1998                      /s/ Joanne Ticknor
       ----------------------------        -------------------------------------
                                           Joanne Ticknor
                                           Secretary and Treasurer