Form 10KSB
period 1998-09-30
CSB FINANCIAL GROUP INC
filed 1998-12-28
CIK 940006

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1998

                         Commission file number 0-26650

                            CSB FINANCIAL GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               37-1336338
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  200 South Poplar, Centralia, Illinois                             62801
----------------------------------------                          ----------
(Address or principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (618) 532-1918

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share and related Common Stock Purchase Rights
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year. $3,438,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 18, 1998 was $5,282,469. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $9.00 per share, the last sales price as quoted on the Nasdaq "Small Cap" market for December 18, 1998.

The Registrant had 732,920 shares of Common Stock outstanding at December 18, 1998, not including 24,371 shares held by the Registrant's Employee Stock Ownership Plan which have not been allocated to participants.

Transitional Small Business Disclosure Format: Yes [ ]  No [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Report to Stockholders for the year ended September 30, 1998 is incorporated by reference to Part II of this Form 10-KSB.

The registrant's proxy statement for its 1999 annual meeting of stockholders to be held on January 8, 1999 is incorporated by reference to Part III of this Form 10-KSB.

         The Exhibit Index is located at pages 27 through 29.

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
                     Management

          Item 12.   Certain Relationships and Related Transactions

          Item 13.   Exhibits and Reports on Form 8-K

SIGNATURES

                                     PART I

Item 1.  Description of Business.

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered stock savings bank. The Company purchased 100% of the outstanding stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Ba\nk with proceeds from a Company loan totaling $662,000. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000 net proceeds totaled $7,584,000. The Company's stock trades on the NASDAQ Small Caps market under the symbol "CSBF".

The acquisition of the Bank by the Company was accounted for similar to a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on an historical cost basis with no goodwill or other intangible assets being recorded.

The Company's assets at September 30, 1998 consist primarily of the investment in the Bank of $9.8 million. Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

The Bank is an Illinois-chartered stock savings bank regulated by the Illinois Commissioner of Savings and Residential Finance (the "Commissioner"). The Bank was originally chartered in 1879 as a federally chartered savings and loan association. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank's primary market area consists of Marion County, Illinois, which includes the cities of Carlyle and Centralia. The Bank maintains two offices, one in Centralia and one in Carlyle, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans, consumer and commercial loans. At September 30, 1998, the Bank had total assets, liabilities and stockholders' equity of $46.4 million, $36.6 million, and $9.8 million, respectively.

The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage, commercial real estate, construction, land development and other loans. At September 30, 1998, the Bank's gross loan portfolio totaled $26.1 million or 56.2% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury securities, government agency securities, local municipal securities and mortgage-backed securities. At September 30, 1998, the Bank's securities portfolio totaled $17.2 million or 37.0% of total assets with $17.0 million classified as available for sale and $.2 million classified as nonmarketable equity securities.

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

                                                          At September 30,
                                                ------------------------------------
                                                     1998                 1997
                                                ----------------   -----------------
                                                          (In Thousands)
                                                Amount   Percent    Amount   Percent
                                                ------------------------------------
Mortgage Loans:
     One- to four-family ....................   $19,037   72.42%   $18,677    68.36%
     Multi-family ...........................       258    0.98%       367     1.34%
     Commercial real estate .................     1,120    4.26%       969     3.55%
     Other loans secured by real estate .....       283    1.07%       444     1.63%
                                                ------------------------------------
          Total mortgage loans ..............    20,698   78.73%    20,457    74.88%
Commercial and Consumer Loans:
     Commercial .............................       625    2.38%     1,013     3.71%
     Consumer ...............................     4,095   15.58%     4,771    17.46%
     Home equity lines of credit ............       678    2.58%       816     2.99%
     Share loans ............................       193    0.73%       266     0.97%
                                                ------------------------------------
          Total commercial and consumer loans     5,591   21.27%     6,866    25.13%

          Total loans .......................    26,289  100.00%    27,323   100.00%
                                                         =======             =======

Less:
     Deferred fees ..........................         6                 15
     Unearned income on consumer loans ......         1                  9
     Allowance for loan losses ..............       171                165
                                                -------            -------
          Total loans, net ..................    26,111             27,134
                                                =======            =======

The Bank had no loans held for sale at September 30, 1998 or 1997. As of September 30, 1998, 20.68% of the Bank's loans had adjustable interest rates.

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

Loan Maturity

The following table shows the maturity of the Bank's loans at September 30, 1998. The table does not include the effect of future loan repayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 1 to 5 years, multi-family loans with maturities from 1 to 5 years, adjustable-rate commercial real estate loans with maturities of 20 to 25 years, commercial loans with maturities of 90 days to one year, and consumer loans with maturities of 1 to 5 years.

                                                             At September 30, 1998
                                                     --------------------------------------
                                                     Mortgage Commercial  Consumer   Total
                                                      Loans     Loans      Loans     Loans
                                                     --------------------------------------
                                                                 (In Thousands)
Amounts due:
   One year or less ..............................   $ 3,153   $    310   $   454   $ 3,917
                                                     --------------------------------------
   After one year:
   More than one year to five years ..............   $ 2,695   $    215   $ 4,482   $ 7,392
   More than five years to ten years .............     3,402        100        30     3,532
   More than ten years ...........................    11,448        - -       - -    11,448
                                                     --------------------------------------
         Total due after September 30, 1999 ......   $17,545   $    315   $ 4,512   $22,372
                                                     ======================================

Interest rate terms on amounts due after one year:
      Fixed ......................................   $12,254   $    169   $ 4,512   $16,935
      Adjustable .................................     5,291        146       - -     5,437

One- to Four-Family Loans. The primary lending activity of the Bank has been the extension of first mortgage residential loans to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. At September 30, 1998 and 1997, the Bank's gross loan portfolio consisted of approximately $19.0 million, or 72.42%, and $18.7 million, or 68.36%, respectively of loans secured by one- to four-family residential real estate. The predominant type of first-mortgage residential loan currently offered by the Savings Bank to loan customers is an adjustable rate mortgage that adjusts on either a one-year or three-year basis with a 30 year amortization.

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

Multi-family Residential Lending. At September 30, 1998 and 1997, the Bank's gross loan portfolio consisted of approximately $258,000 or .98% and $367,000 or 1.34% of loans secured by multi-family residential real estate, respectively. Multi-family real estate loans are generally limited to 70% of the appraised value of the property or the selling price, whichever is less. Loans secured by multi-family real estate are generally larger and, like commercial real estate loans, involve a greater degree of risk than one- to four-family residential loans.

Commercial Real Estate Loans. The Bank has historically made commercial real estate loans on a limited basis. At September 30, 1998 and 1997, the Bank's commercial real estate loan portfolio amounted to $1,120,000, or 4.26%, and $969,000, or 3.55%, respectively of the Bank's gross loan portfolio. The Bank's practice has been to underwrite such loans based on its analysis of the amount of cash flow generated by the business in which the real estate is used and the resulting ability of the borrower to meet its payment obligations. Although such loans are secured by a first mortgage on the underlying property, the Savings Bank also generally seeks to obtain a personal guarantee of the loan by the owner of the business in which the property is used.

Commercial Loans. As of September 30, 1998 and 1997, the Bank's gross loan portfolio consisted of approximately $625,000 or 2.38% and $1,013,000, or 3.71%, respectively of commercial loans secured by accounts receivable, inventory, farm land or outstanding stock issued by a corporation. The Bank has also made, from time to time, unsecured personal loans to the sole proprietors of small businesses on the same terms and conditions on which it makes other unsecured personal loans.

Consumer Loans. The Bank originates a variety of consumer loans, generally consisting of installment loans for the purchase of motor vehicles and boats, loans to purchase household goods, loans secured by savings accounts at the Bank and unsecured personal loans. At September 30, 1998 and 1997 the Bank's portfolio of consumer loans totaled approximately $4,966,000, or 18.89%, and $5,853,000, or 21.42%, respectively of the Bank's gross loan portfolio. The Bank may make a loan to finance the purchase of a new and previously untitled motor vehicle or boat in an amount equal to the lesser of 5% over the factory invoice price or 90% of the sticker price of the motor vehicle or boat. Loans for the purchase of used motor vehicles are limited to the amount of the wholesale price listed for the vehicle in the National Automobile Dealers' Association used car guide. Any loan for the purchase of a motor vehicle or boat is secured by the purchased vehicle or boat and is written to amortize over a maximum period of between two and five years, depending on the age of the motor vehicle or boat offered as collateral. Loans to finance the purchase of new household goods may be made in an amount equal to 100% of the sales price of such goods. Such loans are secured by the goods purchase. Loans for the purchase of household goods may be amortized for a maximum period of five years. Loans secured by a customer's savings account with the Savings Bank are limited to an amount equal to 90% of the amount of the deposit. A loan that is secured by a deposit with a specific maturity date is written with a term matching the maturity date of the deposit. Unsecured personal loans are limited to $15,000 per borrower and to a term of three to five years. As a practical matter, such loans do not exceed $10,000 and are amortized over a period of three years.

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

Loan Purchases and Sales. The Bank has occasionally purchased loans originated by other financial institutions, secured by one- to four-family residential properties or commercial real estate located outside of its primary market area. At September 30, 1998 and 1997, the total balance outstanding on first mortgage loans purchased by the Bank was $287,000 and $671,000, respectively. At September 30, 1998 and 1997, the Bank did not have any loans held for sale.

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

At September 30, 1998, delinquencies in the Bank's loan portfolio were as follows:

                                           At September 30, 1998
                            ----------------------------------------------------
                                                  90 Days      Total Delinquent
                             30-89 Days (1)     or More (1)          Loans
                            ---------------- ----------------- -----------------
                            Number Principal Number  Principal Number  Principal
                             Of     Balance   Of     Balance    of     Balance
                            Loans  Of Loans  Loans   of Loans  Loans   of Loans
                            ----------------------------------------------------
                                         (Dollars in Thousands)

Real estate loans ........      6    $  80       12   $  350      18    $  430
Commercial loans
Consumer loans ...........     11       48       14       60      25       108
                            --------------------------------------------------
                               17      128       26      410      43       538
                            --------------------------------------------------
Delinquent loans
   to gross loans ........            0.49%            1.56%             2.05%
                                      =====            =====             =====

At September 30, 1997, delinquencies in the Bank's loan portfolio were as follows:

                                        At September 30, 1997
                        --------------------------------------------------------
                                              90 Days         Total Delinquent
                         30-89 Days (1)      or More (1)           Loans
                        -----------------  -----------------  ------------------
                        Number  Principal  Number  Principal  Number  Principal
                          Of    Balance      Of    Balance      Of    Balance
                         Loans  of Loans   Loans   Of Loans   Loans   Of Loans
                        --------------------------------------------------------
                                        (Dollars in Thousands)

Real estate loans ....     7     $  92       8       $255       15      $347
Commercial loans
Consumer loans .......    18       125      13         71       31       196
                      ----------------------------------------------------------
                          25      $217      21       $326       46      $543
                      ==========================================================

Delinquent loans
   to gross loans ...            0.79%              1.41%              2.20%
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

Foreclosed properties are recorded at the fair value at the date of foreclosure. Any subsequent reduction in the fair value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of September 30, 1998, the Bank had no "real estate owned." As of September 30, 1997, the Bank had one foreclosed property or "real estate owned."

The  following  table  sets  forth   information  with  respect  to  the  Bank's
nonperforming assets for the periods indicated.

                                                                      At
                                                                 September 30,
                                                                 -------------
                                                                  1998   1997
                                                                --------------
                                                                (In Thousands)

Loans accounted for on a nonaccrual basis
     One- to four-family loans ................................. $ 350  $ 143
     Consumer loans ............................................    60     55
                                                                 ------------
          Total nonaccrual loans ...............................   410    198
                                                                 ------------

Accruing loans which are contractually past due 90 days or more:
     One- to four-family loans .................................   - -    154
     Consumer loans ............................................   - -     33
                                                                 ------------
           Total 90 days past due and accruing interest ........   - -    187
                                                                 ------------

          Total nonaccrual and 90 days past due loans ..........   410    385

Real estate owned ..............................................   - -     28
                                                                 ------------

          Total nonperforming assets ........................... $ 410  $ 413
                                                                 ============

          Total nonperforming assets to total assets ........... 0.88%  0.85%
                                                                 ============

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

Loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for loans losses applicable to impaired loans would be computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Management had not classified any loans as impaired as of September 30, 1998 or 1997.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of September 30, 1998 and 1997 the Bank's allowance for loan losses was 0.65% and 0.60% respectively, of gross loans. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

                                                                                     For the Fiscal
                                                                                      Year Ended
                                                                                     September 30,
                                                                                    ----------------
                                                                                     1997      1996
                                                                                    ----------------
                                                                                     (In Thousands)
Balance at beginning of period ...................................................  $  165    $  117
Provision for loan losses ........................................................      63        90
Recoveries:
     Consumer loans ..............................................................       4         1
                                                                                    ----------------
          Total recoveries .......................................................       4         1
                                                                                    ----------------
Charge-offs:
     One- to four-family loans ...................................................     - -         2
     Consumer loans ..............................................................      61        37
     Commercial ..................................................................     - -         4
                                                                                    ----------------
          Total charge-offs ......................................................      61        43
                                                                                    ----------------
          Net charge-offs ........................................................     (57)      (42)
                                                                                    ----------------
                                                                                    $  171    $  165
                                                                                    ================

Ratio of allowance for loan losses to gross loans outstanding at the end
   of the period .................................................................    0.65%     0.60%
Ratio of net charge offs to average loans outstanding during the period ..........    0.21%     0.15%
Ratio of allowance for loan losses to total nonperforming loans at the
   end of the period .............................................................   41.71%    42.86%

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

                                                At September 30,
                           ------------------------------------------------------------
                                      1998                         1997
                           -----------------------------  -----------------------------
                                   As % of     % of               As % of      % of
                                    Gross     Loans in             Gross     Loans in
                                   Loans in  Category to          Loans in  Category to
                           Amount  Category  Gross Loans  Amount  Category  Gross Loans
                           ------------------------------------------------------------
                                             (Dollars in Thousands)
Mortgage Loans:
   One- to four-family .   $   62    0.32%     72.42%     $   10    0.05%    68.36%
   Multi-family ........      - -     - -       0.98%        - -     - -      1.34%
   Commercial real
      estate ...........      - -     - -       4.26%        - -     - -      3.55%
   Other loans secured
      by real estate ...      - -     - -       1.07%        - -     - -      1.63%
                           --------------------------------------------------------
         Total mortgage
           loans .......       62   0.32%      78.73%         10    0.05%    74.87%
                           --------------------------------------------------------
Commercial and
   Consumer Loans:
      Commercial .......       17   2.72%       2.38%         19    1.88%     3.71%
      Consumer .........       56   1.37%      15.58%         67    1.40%    17.46%
      Home equity lines
         of credit .....      - -    - -        2.58%        - -     - -      2.99%
      Other consumer
         loans .........      - -    - -        0.73%        - -     - -      0.97%
                           --------------------------------------------------------
         Total commercial
          and consumer
          loans ........       73  1.31%       21.27%         86    1.25%    25.13%
                           --------------------------------------------------------

Total Allocated ........      135  0.51%      100.00%         96    0.35%   100.00%
                                              =======                       =======
Unallocated ............       36  0.14%                      69    0.25%
                           -------------                  ---------------
Total allowance for
   loan losses .........   $  171  0.65%                  $  165    0.60%
                           =============                  ===============

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

At September 30, 1998, the Company had $17.2 million in investment securities consisting of $1.4 million invested in mortgage-backed securities, $13.9 million invested in U.S. Government and agency, $1.7 million invested in obligations of state and political securities, and $.2 million invested in FHLB stock. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase the market value of such securities may be adversely affected, which, in turn, would adversely affect stockholders' equity to the extent such securities are held as available for sale.

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

The following tables set forth certain information regarding the amortized cost and market values of the Company's securities at the dates indicated. The Company holds all securities as available for sale.

                                                           At September 30,
                                                ------------------------------------
                                                       1998              1997
                                                ------------------ -----------------
Available for Sale                               Amortized  Fair   Amortized  Fair
                                                   Cost     Value    Cost     Value
                                                ------------------------------------
                                                            (In Thousands)
U.S. Government and agency securities ..........  $13,752  $13,891  $14,619  $14,669
Obligations of states and political subdivisions    1,643    1,684      748      770
Mortgage backed securities .....................    1,288    1,356    1,232    1,338
                                                  ----------------------------------
     Total Available for Sale ..................  $16,683  $16,931  $16,599  $16,777
                                                  ==================================

At September 30, 1998 and 1997, the Company had investments in FHLB stock of $215,000 and $210,000, respectively.

The following table sets forth information concerning the carrying value, weighted average yields, and maturities of the Company's investment securities at September 30, 1998. Maturities may differ from contractual maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been excluded from the maturity schedule below.

The Federal Home Loan Bank stock is considered a nonmarketable equity security for reporting purposes. As such, the stock has no maturity date and therefore has been excluded from the maturity schedule below.

                               Less Than One Year   One to Five Years  Five to Ten Years   Over Ten Years           Total
                               --------------------------------------------------------------------------------------------------
Available for Sale (1)                  Weighted            Weighted          Weighted             Weighted             Weighted
                                 Fair    Average    Fair     Average   Fair    Average   Fair       Average    Fair      Average
                                 Value  Yield (3)   Value   Yield (3)  Value  Yield (3)  Value     Yield (3)   Value    Yield (3)
                                -------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
U.S. Government and agency
  securities                    $ 3,008    5.46%   $ 7,572    6.05%   $ 3,311  6.40%     $   - -      - -     $13,891     6.00%
Obligations of states and
   political subdivisions (2)       - -     - -         41    5.30%     1,438  4.48%         205     4.50%      1,684     4.31%
                                -------------------------------------------------------------------------------------------------
Total Available for Sale        $ 3,008    5.46%   $ 7,613    6.05%   $ 4,749  5.82%     $   205     4.50%    $15,575     5.82%
                                =================================================================================================

(1)  Excludes mortgage-backed securities and FHLB stock.
(2) These investments yield lower interest rates as they are exempt from federal taxes.
(3)  Weighted average yields are calculated based on amortized cost.

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

                                                   At September 30,
                               ----------------------------------------------------------
                                          1998                          1997
                               ---------------------------  -----------------------------
                                                                     Percent of  Weighted
                                                    Average           Average     Average
                               Average    Total    Interest  Average    Total    Interest
                               Balance   Deposits    Rate    Balance  Deposits     Rate
                               ----------------------------------------------------------
                                                 (Dollars in Thousands)
Demand accounts:
   Noninterest bearing .....   $ 1,451     4.03%      --    $ 1,001      2.80%      --
   Interest-bearing (NOW) ..     3,712    10.30%     1.75%    5,098     14.27%     1.85%
   Money market ............     3,550     9.85%     2.84%    3,818     10.69%     2.98%
Passbook savings ...........     3,435     9.53%     2.33%    3,590     10.05%     2.40%
Time deposits ..............    23,892    66.29%     5.71%   22,213     62.19%     5.54%
                               -----------------------------------------------------------
      Total deposit accounts   $36,040   100.00%     4.47%  $35,720    100.00%     4.27%
                               ===========================================================

The following table indicates the amount of the Bank's jumbo certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1998. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable. At September 30, 1998, total jumbo certificates were $1,680,000.

                                         Time
           Maturity Period             Deposits
-------------------------------------- ---------
                                    (In Thousands)

Less than three months                  $    629
Three through six months                     105
Six through twelve months                    450
Over twelve months                           496
                                        --------

     Total                              $  1,680
                                        ========

Borrowings. The Bank may rely on advances from the FHLB of Chicago in the event of a reduction in available funds from other sources. The Bank is a member of the FHLB of Chicago, which functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage-based loans and other assets, provided that certain standards relating to creditworthiness have been met. The Bank has borrowed from the FHLB of Chicago, from time to time, on an overnight basis. At September 30, 1998 and 1997, the Bank had no outstanding borrowings from the FHLB.

Subsidiary Activities

The Bank has one wholly-owned service corporation, Centralia SLA, an Illinois corporation. Centralia SLA is engaged in the business of selling mortgage life, mortgage disability, credit life and credit disability insurance to mortgage and consumer loan customers of the Bank. As of September 30, 1998, the Bank's investment in Centralia SLA amounted to approximately $24,000 or .05% of the Bank's total assets. Insurance commissions accounted for $5,000 or approximately 1.08% of the Bank's pre-tax income during the year. Management continues to place less emphasis on the sale of insurance and anticipates that the amount of such income will continue to decline over the next few years.

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

Personnel

As of September 30, 1998, the Company had a total of 17 full-time employees and 2 part-time employees, all of whom were employed at the Bank level. The Company's employees are not represented by a union or collective bargaining group. The Company considers its relationship with its employees to be satisfactory.

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

Deposit Insurance Premiums

Deposit Insurance Premiums. Deposits of the Bank are currently insured by the FDIC under the SAIF. The FDIC also maintains another insurance fund, the BIF, which primarily insures commercial bank and some state savings bank deposits. Applicable law requires that the SAIF and BIF funds each achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. In 1995, the BIF reached this 1.25% reserve level, and the FDIC announced a reduction in BIF premiums for most banks. Based on this reduction, the highest rated institutions (approximately 92 percent of the nearly 11,000 BIF-insured banks) will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates for all other institutions were reduced to $.04 per $100 as well, leaving a premium range of $.03 to $.27 per $100 instead of the previous $.04 to $.31 per $100. Currently, SAIF-member institutions pay deposit insurance premiums based on a schedule of $0.00 to $0.27 per $100 of deposits.

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

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The sum of the four risk-weighted categories equals risk-weighted assets. The following table presents the Bank's capital position relative to its capital requirements on September 30, 1998 and 1997 ($ in thousands).

                                                                                                                To Be Well
                                                                                                             Capitalized Under
                                                                                          For Capital        Prompt Corrective
                                                                            Actual      Adequacy Purposes    Action Provisions
                                                                     ---------------------------------------------------------
                                                                      Amount     Ratio   Amount     Ratio     Amount     Ratio
                                                                     ---------------------------------------------------------
As of September 30, 1998:
Total Capital (to Risk Weighted Assets)
      Consolidated ......................................            $ 9,546     46.2%    $1,655     8.0%        N/A
      Bank ..............................................            $ 9,239     44.7%    $1,655     8.0%     $2,069     10.0%
Tier I Capital (to Risk Weighted Assets)
      Consolidated ......................................            $ 9,375     45.3%    $  827     4.0%     $  N/A
      Bank ..............................................            $ 9,067     43.8%    $  827     4.0%     $1,241      6.0%
Tier I Capital (to Average Adjusted Assets)
      Consolidated ......................................            $ 9,375     19.8%    $1,899     4.0%     $  N/A
      Bank ..............................................            $ 9,067     19.4%    $1,869     4.0%     $2,337      5.0%

As of September 30, 1997:
Total Capital (to Risk Weighted Assets)
      Consolidated ......................................            $11,047     51.2%    $1,727     8.0%        N/A
      Bank ..............................................            $ 8,777     41.0%    $1,714     8.0%     $2,143     10.0%
Tier I Capital (to Risk Weighted Assets)
      Consolidated ......................................            $10,882     50.4%    $864       4.0%        N/A
      Bank ..............................................            $ 8,612     40.2%    $857       4.0%     $1,286      6.0%
Tier I Capital (to Average Adjusted Assets)
      Consolidated ......................................            $10,882     22.9%    $1,897     4.0%        N/A
      Bank ..............................................            $ 8,612     19.0%    $1,809     4.0%     $2,261      5.0%

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

Disclosures about Segments of an Enterprise and Related Information Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), was issued in July 1997 by the Financial Accounting Standards Board. The standard requires the Corporation to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. FAS 131 additionally requires financial results to be reported in the financial statements for each reportable segment. The Standard is effective for financial statement years beginning after December 15, 1997. The Company only has one segment and, therefore, the Statement will not have an impact on the Company's financial statements.

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. The statement is not to be applied retroactively to financial statements of prior periods. The Company does not believe the adoption of FAS 133 will have a material impact on the consolidated financial statements.

Reclassifications Certain reclassifications have been made to the balances as of September 30, 1997, with no effect on net income, to be consistent with the classifications adopted for September 30, 1998.

Year 2000 Compliance

The year 2000 has posed a unique set of challenges to those industries reliant on information technology. As a result of methods employed by early programmers, many software applications and operational programs may be unable to distinguish the year 2000 from the year 1900. If not effectively addressed, this problem could result in the production of inaccurate data, or, in the worst cases, the inability of the systems to continue to function altogether. Financial institutions are particularly vulnerable due to the industry's dependence on electronic data processing systems. In 1997, the Company started the process of identifying the hardware and software issues required to be addressed to assure year 2000 compliance. The Company began by assessing the issues related to the year 2000 and the potential for those issues to adversely affect the Company's operations and those of its subsidiaries.

Since that time, the Company has  established a Year 2000  Compliance  Team (the
Team) composed of representatives from key areas throughout the organization. It is the mission of this Team to identify areas subject to complications related to the year 2000 and to initiate remedial measures designed to eliminate any adverse effects on the Company's operations. The Team has identified all mission-critical software and hardware that may be adversely affected by the year 2000 and has required vendors to represent that the systems and products provided are or will be year 2000 compliant.

The Company expects that all mission critical software will be upgraded to achieve year 2000 compliance and tested by December 31, 1998. In addition, the Team is developing contingency plans to address systems which do not become year 2000 compliant by December 31, 1998.

Management has determined that if a business interruption as a result of Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is to assure the Company's third party processor is year 2000 compliant. As a cost saving measure, management has contracted with a different third party processor to convert data before June 30, 1999. This third party processor has stated that Year 2000 remediation and testing efforts have been successfully completed.

The Company is committed to a plan for achieving compliance, focusing not only on its own data processing systems, but also on its loan customers. The Team has taken steps to educate and assist its customers with identifying their year 2000 compliance problems. In addition, the Team has proposed policy and procedure changes to help identify potential risks to the Company and to gain an understanding of how customers are managing the risks associated with the year 2000.

Management believes that the organization has an effective year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Company's operations, cash flow, or financial condition. Management expects total additional out-of-pocket expenditures to be approximately $131,000. This includes costs to upgrade equipment specifically for the purpose of year 2000 compliance and certain administrative expenditures. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

The Federal banking regulators have established standards for achieving year 2000 compliance for federally insured depository institutions. If an institution fails to meet any of the established standards, its primary regulator may issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator's order is cured, the regulator may restrict the institution's growth rate and take any action the regulator deems appropriate.

Executive Officers of the Registrant

The following table sets forth certain information as of September 30, 1998 with respect to the executive officers of the Company and the Savings Bank.

    Name                  Age                       Position
--------------------------------------------------------------------------------

K. Gary Reynolds           47         President and Chief Executive Officer of
                                      the Company and the Savings Bank

Stephen J. Greene          40         Vice President of the Savings Bank

Larry D. Griffin           51         Branch Manager, Centralia Savings Bank

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

Larry D. Griffin has been the manager and loan officer of the Carlyle branch since his employment in February 1997. Prior to that time, he was employed by Banker's Systems, Inc. as an account executive for over 15 years, where he was responsible for providing regulatory assistance and legal documentation to financial institutions throughout central and southern Illinois.

Item 2. Description of Property

The following table sets forth information concerning the main office and the branch office of the Bank at September 30, 1998. At September 30, 1998, the Company's premises had an aggregate net book value of approximately $339.

                                                     Lease Expiration   Net Book
    Location              Year Opened   Owned/Leased        Date          Value
--------------------------------------------------------------------------------
                                                 (In Thousands)
Main office
200 South Poplar Street     1975           Owned            N/A         $   104
Centralia, Illinois

Branch office
801 12th Street             1996 (1)       Owned            N/A             235
Carlyle, Illinois                                                       -------

                                                                        $   339
                                                                        =======

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Information relating to the market for Registrant's common stock and related stockholder matters appears under "Corporate Information" in the 1998 Annual Report to stockholders and is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

The  above  captioned   information  appears  under  the  caption  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements

The consolidated financial statements of CSB Financial Group, Inc. and subsidiary as of September 30, 1998 and 1997, together with the report of McGladrey & Pullen, LLP appears in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 1999.

Item 10. Executive Compensation

         The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 1999.

Item 12. Certain Relationships and Related Transactions

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 8, 1999.

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

     4.3       Articles II and IV of CSB  Financial  Group,  Inc.'s  Bylaws (see
               Exhibit 3.2 above)

     4.4 Rights Agreement dates June 13, 1997 between CSB Financial Group, Inc. and Registrar and Transfer Company, as Rights Agent. Included as Exhibit A to such Rights Agreement is a form of Rights Certificate (incorporated herein by reference to Exhibit 1 to the Registrant's Registration statement in form 8-A filed on June 13, 1997)

     10.1 Centralia Savings Bank Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     10.2 Credit Agreement between CSB Financial Group, Inc. and Centralia Savings Bank Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     10.3 CSB Financial Group, Inc. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     10.4 CSB Financial Group, Inc. 1997 Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Form 10-KSB for the period ending September 30, 1997 as originally filed on December 29, 1997)

     10.5 CSB Financial Group, Inc. Management Development and Recognition Plan and Trust Agreement, as amended (incorporated herein by reference to Exhibit 10.4 to Form 10-KSB for the period ending September 30, 1997 as originally filed on December 29, 1997)

     10.6 Employment Agreement between Centralia Savings Bank and K. Gary Reynolds (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     13.1      CSB Financial Group, Inc. 1998 Annual Report to Stockholders

     21.1 Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form SB-2 as originally filed on March 1, 1995, Registration No. 33-89842)

     23.1      Consent of McGladrey & Pullen, LLP

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


Date:    December 15, 1998

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





/s/ K. Gary Reynolds                                 /s/ A. John Byrne
-----------------------------------------            ---------------------------
K. Gary Reynolds, President, Chief                   A. John Byrne, Director
Executive Officer and Director (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer)





/s/ Wesley N. Breeze                                 /s/ Michael Donnewald
------------------------------------------           ---------------------------
Wesley N. Breeze, Director                           Michael Donnewald, Director





/s/ Larry M. Irvin                                   /s/ W. Harold Monken
-------------------------------------------          ---------------------------
Larry M. Irvin, Director                             W. Harold Monken, Director