Form 10QSB
period 1998-12-31
CSB FINANCIAL GROUP INC
filed 1999-02-12
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                           Shares outstanding at February 8, 1999
-----------------------------             --------------------------------------
Common Stock, Par Value $0.01                             732,920

                                    CONTENTS


PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

        - Consolidated Balance Sheets

        - Consolidated Statements of Income

        - Consolidated Statements of Comprehensive Income

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
December 31, 1998 and September 30, 1998
(in thousands, except share data)

                                                                December 31, September 30,
                                                                   1998       1998
------------------------------------------------------------------------------------------
                                                               (Unaudited) (Audited)


Cash and cash equivalents .....................................  $  1,090   $  1,542
Securities:
   Available for sale .........................................    18,000     16,931
   Nonmarketable equity securities ............................       211        215
Loans .........................................................    26,713     26,282
Allowance for loan losses .....................................      (177)      (171)
                                                                 -------------------
              Loans, net ......................................    26,536     26,111
Premises and equipment ........................................       596        607
Accrued interest receivable ...................................       434        304
Intangible assets .............................................       584        600
Other assets ..................................................       155        113
                                                                 -------------------

              Total assets ....................................  $ 47,606   $ 46,423
                                                                 ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
LIABILITIES:
   Deposits:
      Demand ..................................................  $  9,567   $  8,543
      Savings .................................................     3,439      3,387
      Time deposits > $100,000 ................................     2,478      1,680
      Other time deposits .....................................    21,548     22,245
                                                                 -------------------
              Total deposits ..................................    37,032     35,855
                                                                 -------------------
   Other liabilities ..........................................       118        169
   Deferred income taxes ......................................       264        270
                                                                 -------------------
              Total liabilities ...............................    37,414     36,294
                                                                 -------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares
     authorized;  none issued ................................        - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     7,826      7,823
   Retained earnings ..........................................     6,432      6,384
   Accumulated other comprehensive income .....................       152        154
   Unearned employee stock ownership plan shares ..............      (175)      (180)
   Management recognition plan ................................      (542)      (551)
                                                                 -------------------
                                                                   13,703     13,640
   Less cost of treasury stock, 302,080 shares ................    (3,511)    (3,511)
                                                                 -------------------
              Total stockholders' equity ......................    10,192     10,129
                                                                 -------------------

              Total liabilities and stockholders' equity ......  $ 47,606   $ 46,423
                                                                 ===================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended December 31, 1998 and 1997
(Unaudited, in thousands, except per share data)

                                                                   Three Months Ended
                                                                       December 31,
                                                                    -----------------
                                                                      1998     1997
                                                                    -----------------

Interest income:
   Loans and fees on loans ......................................   $   530  $    568
   Securities ...................................................       274       284
                                                                    -----------------
              Total interest income .............................       804       852
                                                                    -----------------

Interest expense on deposits ....................................       405       417
                                                                    -----------------

              Net interest income ...............................       399       435
Provision for loan losses .......................................        18        15
                                                                    -----------------

              Net interest income after provision for loan losses       381       420
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        20        22
   Gain on sale of securities ...................................       - -         8
   Other ........................................................        15         8
                                                                    -----------------
              Total noninterest income ..........................        35        38
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       169       176
   Occupancy and equipment ......................................        24        21
   Data processing ..............................................        25        25
   Audit, legal and other professional ..........................        31        30
   Other ........................................................        96        92
                                                                    -----------------
              Total noninterest expense .........................       345       344
                                                                    -----------------
              Income before income taxes ........................        71       114
Income taxes ....................................................        23        17
                                                                    -----------------
              Net income ........................................   $    48  $     97
                                                                    =================
Earnings per share
   Basic ........................................................   $  0.07  $   0.12
                                                                    =================

   Diluted ......................................................   $  0.07  $   0.12
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   717,631   777,434
                                                                    =================

   Diluted ......................................................   728,809   807,167
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Three Months Ended December 31, 1998 and 1997
(Unaudited, in thousands, except per share data)


                                                              Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                                 1998     1997
                                                               ----------------

Net income ................................................    $    48  $    97

Change in unrealized gain on securities available for sale,
   net of tax of $1 and $4 ................................         (2)      (6)

Less:  Reclassification adjustment, net of tax of $0 and $3        - -        5
                                                               ----------------
                                                                    (2)      (1)
                                                               ----------------

Comprehensive income ......................................    $    46  $    96
                                                               ================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of CASH FLOWS
Three Months Ended December 31, 1998 and 1997
(Unaudited, in thousands)

                                                                  Three Months Ended
                                                                      December 31,
                                                                  ------------------
                                                                    1998       1997
                                                                   -----------------

Cash Flows from Operating Activities:
   Net income ...................................................  $    48   $    97
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .................................       18        15
      Provision for depreciation ................................       11         6
      Amortization of intangible assets .........................       16        15
      Employee stock ownership plan compensation expense ........        8        10
      Management recognition plan compensation expense ..........        9         9
      Deferred income taxes .....................................       (5)      - -
      Gain on sale of securities ................................      - -        (8)
      Amortization and accretion on securities ..................        4       - -
      Change in assets and liabilities:
        (Increase) in accrued interest receivable ...............     (130)     (112)
        (Increase) decrease in other assets .....................      (42)       43
        (Decrease) increase in other liabilities ................      (51)       32
                                                                   -----------------
              Net cash provided by operating activities .........     (114)      107
                                                                   -----------------
Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .................................................   (1,209)   (3,097)
      Proceeds from sales .......................................      - -     1,007
      Proceeds from maturities and paydowns .....................      133     1,431
   Proceeds from sales of nonmarketable equity securities .......        4       - -
   (Increase) decrease in loans .................................     (443)       47
   Purchase of premises and equipment ...........................      - -        (1)
                                                                   -----------------
              Net cash provided by (used in) investing activities   (1,515)     (613)
                                                                   -----------------
Cash Flows from Financing Activities:
   Increase (decrease) in deposits ..............................  $ 1,177   $  (307)
   Purchase of treasury stock ...................................      - -      (772)
                                                                   -----------------
              Net cash (used in) financing activities ...........    1,177    (1,079)
                                                                   -----------------

              (Decrease) in cash and cash equivalents ...........     (452)   (1,585)

Cash and cash equivalents at beginning of period ................    1,542     2,675
                                                                   -----------------

Cash and cash equivalents at end of period ......................  $ 1,090   $ 1,090
                                                                   =================

Supplemental Disclosures:
   Cash paid for:
      Interest on deposits ......................................  $   402   $   418
      Income taxes ..............................................  $   - -   $   - -

   Change in gross unrealized gain/loss on securities available
      for sale ..................................................  $    (3)  $    (1)

   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ........................................  $     1   $   - -

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.

Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


Note 1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. Centralia Savings Bank is located in Masson County, Illinois. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000, net proceeds totaled $7,584,000. The Company's stock was traded on the NASDAQ Small Caps market under the symbol "CSBF" until December 31, 1998, at which time the Company transferred the quotation of its common stock to the OTC Bulletin Board under the same symbol.

The acquisition of the Bank by the Company was accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at December 31, 1998 the results of operations and cash flows for the three months ended December 31, 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


Note 3.  Comprehensive Income

Effective October 1, 1998, the Bank adopted FASB Statement No. 130, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Bank's net income or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Bank's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.


 Note 4.  Earnings Per Share

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

The following reflects earnings per share calculation for basic and diluted methods:

                                                         For the three months ending
                                                              December 31, 1998:
                                                      ---------------------------------
                                                       Income       Shares    Per Share
                                                      Numerator  Denominator    Amount
                                                      ---------------------------------

Basic Earnings Per Share:
   Weighted average shares outstanding ............               710,800
   Management Recognition Plan shares vested ......                 6,831
                                                                  -------
   Income available to common shareholders ........   $ 48,000    717,631
                                                      -------------------
   Basic Earnings Per Share .......................                            0.07

Effect of Dilutive Securities:
   Management Recognition Plan shares granted,
      but not vested ..............................                11,178
   Stock option equivalents .......................                   - -
                                                                  -------
   Diluted EPS ....................................   $ 48,000    728,809      0.07
                                                      =============================


                                                              December 31, 1997:
                                                      ---------------------------------

Basic Earnings Per Share:
   Weighted average shares outstanding ............              773,708
   Management Recognition Plan shares vested ......                3,726
                                                                 -------
   Income available to common shareholders ........   $ 97,000   777,434
                                                      ------------------
   Basic Earnings Per Share .......................                            0.12

Effect of Dilutive Securities:
   Management Recognition Plan shares granted,
      but not vested ..............................              14,904
   Stock option equivalents .......................              14,829
                                                                -------
   Diluted EPS ....................................   $ 97,000  807,167        0.12
                                                      =============================

Note 5.  Employee Stock Ownership Plan

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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $8 and $10 for the three months ended December 31, 1998 and 1997, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of December 31, 1998 and September 30, 1998, the ESOP held 21,915 and 22,529, respectively, non-committed shares with a fair value of $258 and $281, respectively.

Note 6.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of December 31, 1998, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of December 31, 1998, no options had been granted.


Note 7.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of December 31, 1998, 18,009 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $9 for the three months ended December 31, 1998 and 1997, respectively. The Bank accounts for its MRP in accordance with Accounting Principle Board Statement 25.
Compensation expense is recognized over the vesting period for shares awarded under the plan.


Note 8.  New Accounting Standards

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1998 and September 30, 1998, cash and cash equivalents totaled $1.1 million and $1.5 million, respectively. The decrease in cash and cash equivalents is due to the purchase of investment securities and funding of loans, offset by an increase in deposit accounts.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At December 31, 1998, the Bank had no outstanding advances from the FHLB.

At December 31, 1998, the Bank had $3,485 of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                        December 31, September 30,    Minimum
                                            1998         1998       Requirements
                                        ----------------------------------------

Total capital to risk weighted assets      45.9%         46.2%          8.0%
Tier I capital to risk weighted assets     45.0%         45.3%          4.0%
Tier I capital to average assets           20.1%         19.8%          4.0%

Financial Condition

Total assets increased $1,183 to $47,606 at December 31, 1998 from $46,423 at September 30, 1998. The increase resulted from an increase of $431 in gross loans and an increase in investments of $1,065 combined with a decrease of $452 in cash and cash equivalents.

Gross loans have increased $431 from $26,282 at September 30, 1998 to $26,713 at December 31, 1998. While the loan portfolio remained consistent at December 31, 1998, the Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities increased $1,065 since September 30, 1998. The portfolio consists primarily of U.S. Government and agency securities. All securities are held as available for sale.

Results of Operations

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Net Income - The Company's net income for the three months ended December 31, 1998 was $48 compared to $97 for the three months ended December 31, 1997. The decrease in net income resulted primarily from a decrease in the average balance of interest earning assets due to the repurchase of treasury shares.

Interest Income - Interest income decreased for the three months ended December 31, 1998 by $48 to $804 from $852 for the three months ended December 31, 1997. The decrease is due to a decline in the average balance of interest earning assets due to the repurchase of treasury shares.

Interest Expense - Interest expense decreased for the three months ended December 31, 1998 by $12 to $405 from $417 for the three months ended December 31, 1997. The deposit portfolio has remained relatively consistent. Management continues to price deposit products based on competition.

Net Interest Income - Net interest income for the three months ended December 31, 1998 decreased by $36 to $399 from $435 for the three months ended December 31, 1997. The decrease is attributable to the decrease in the Company's interest earning assets as a result of stock repurchases.

Noninterest expense increased for the three months ended December 31, 1998 by $1 to $345 from $344 for the three months ended December 31, 1997. Management continues to focus efforts on controlling compensation costs.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 31, 1998 and 1997, the provision for loan losses was $18 and $15, respectively.

Allowance for Loan Losses - The allowance for loan losses was $177 or .66% of loans receivable at December 31, 1998, compared to $171, or .65% of loans receivable at September 30, 1998. The level of nonperforming loans was 1.54% of total loans at December 31, 1998 compared to 1.56% as of September 30, 1998. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $13 during the first three months of fiscal year 1999, compared to net charge-offs of $7 during the first three months of fiscal year 1998.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of December 31, 1998 and September 30, 1998, management had not identified any loans as impaired.

Nonperforming Assets

At December 31, 1998, the Bank had $430, of nonperforming assets, .90% of total assets. On September 30, 1998, the Bank had $410 of nonperforming assets, .88% of total assets.

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




                                            CSB Financial Group, Inc.



Date: 2/11/99                               /s/ K. Gary Reynolds
     -------------------------------        ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date: 2/11/99                               /s/ Joanne Ticknor
     -------------------------------        ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer