Form 10QSB
period 1999-03-31
CSB FINANCIAL GROUP INC
filed 1999-05-05
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                               Shares outstanding at April 26, 1999
-----------------------------               ------------------------------------
Common Stock, Par Value $0.01                             732,299

Contents

PART I.  FINANCIAL INFORMATION

Item I.  Financial Statements

        - Consolidated Balance Sheets

        - Consolidated Statements of Income and Comprehensive Income

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
March 31, 1999 and September 30, 1998
(in thousands, except share data)


ASSETS                                        March 31, September 30,
                                                1999         1998
---------------------------------------------------------------------
                                             (Unaudited)  (Audited)

Cash and cash equivalents ................    $  1,936     $  1,542
Securities:
   Available for sale ....................      15,555       16,931
   Nonmarketable equity securities .......         211          215
Loans ....................................      28,749       26,282
Allowance for loan losses ................        (196)        (171)
                                              ---------------------
              Loans, net .................      28,553       26,111
Premises and equipment ...................         594          607
Accrued interest receivable ..............         306          304
Intangible assets ........................         569          600
Other assets .............................          63          113
                                              ---------------------
              Total assets ...............    $ 47,787     $ 46,423
                                              =====================

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
March 31, 1999 and September 30, 1998
(in thousands, except share data)




LIABILITIES AND STOCKHOLDERS'  EQUITY                             March 31, September 30,
                                                                    1999        1998
-----------------------------------------------------------------------------------------
                                                                (Unaudited)  (Audited)
LIABILITIES:
   Deposits:
      Demand ...................................................   $ 9,581    $ 8,543
      Savings ..................................................     3,705      3,387
      Time deposits > $100,000 .................................     2,697      1,680
      Other time deposits ......................................    21,195     22,245
                                                                   ------------------
              Total deposits ...................................    37,178     35,855
                                                                   ------------------
   Other liabilities ...........................................       141        169
   Deferred income taxes .......................................       235        270
                                                                   ------------------
              Total liabilities ................................    37,554     36,294
                                                                   ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued ..............................................       - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued ..................................        10         10
   Paid-in capital .............................................     7,826      7,823
   Retained earnings ...........................................     6,513      6,384
   Accumulated other comprehensive income ......................       103        154
   Unearned employee stock ownership plan shares ...............      (170)      (180)
   Management recognition plan .................................      (533)      (551)
                                                                   ------------------
                                                                    13,749     13,640
   Less cost of treasury stock; 302,701 shares at March 31, 1999
      and 302,080 shares at September 30, 1998 .................    (3,516)    (3,511)
                                                                   ------------------
              Total stockholders' equity .......................    10,233     10,129
                                                                   ------------------

              Total liabilities and stockholders' equity .......   $47,787   $ 46,423
                                                                   ==================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Six Months Ended March 31, 1999 and 1998
(Unaudited, in thousands, except per share data)

                                                                   Six Months Ended
                                                                       March 31,
                                                                   -----------------
                                                                      1999     1998
                                                                   -----------------
Interest income:
   Loans and fees on loans ......................................  $  1,094 $  1,120
   Securities ...................................................       528      561
                                                                   -----------------
              Total interest income .............................     1,622    1,681
                                                                   -----------------

Interest expense on deposits ....................................       797      824
                                                                   -----------------

              Net interest income ...............................       825      857
Provision for loan losses .......................................        36       30
                                                                   -----------------

              Net interest income after provision for loan losses       789      827
                                                                   -----------------

Noninterest income:
   Service charges on deposits ..................................        39       41
   Gain on sale of securities, net ..............................       - -        3
   Gain on sale of loans, net ...................................       - -        2
   Other ........................................................        25       22
                                                                   -----------------
              Total noninterest income ..........................        64       68
                                                                   -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       326      324
   Occupancy and equipment ......................................        47       42
   Data processing ..............................................        54       50
   Audit, legal and other professional ..........................        46       55
   Other ........................................................       197      188
                                                                   -----------------
              Total noninterest expense .........................       670      659
                                                                   -----------------
              Income before income taxes ........................       183      236
Income taxes ....................................................        54       55
                                                                   -----------------
              Net income ........................................  $    129 $    181
                                                                   =================

Earnings per share
   Basic ........................................................  $  0.18  $   0.23
                                                                   =================
   Diluted ......................................................  $  0.18  $   0.22
                                                                   =================

Weighted average shares outstanding
   Basic ........................................................  717,178   777,488
                                                                   =================
   Diluted ......................................................  728,356   807,959
                                                                   =================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Six Months Ended March 31, 1999 and 1998
(Unaudited, in thousands, except per share data)



                                                                   Six Months
                                                                 Ended March 31,
                                                                 ---------------
                                                                   1999    1998
                                                                  --------------

Net income ................................................       $  129 $   181

Change in unrealized gain on securities available for sale,
   net of tax of $(31) and $9 .............................          (51)     14

Less:  Reclassification adjustment, net of tax of $0 and $1          - -       2
                                                                 ---------------
                                                                     (51)     16
                                                                 ---------------

Comprehensive income ......................................      $    78 $   197
                                                                 ===============


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 1999 and 1998
(Unaudited, in thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       1999       1998
                                                                     -------------------
Interest income:
   Loans and fees on loans ......................................    $   564     $   552
   Securities ...................................................        254         277
                                                                     -------------------
              Total interest income .............................        818         829
                                                                     -------------------

Interest expense on deposits ....................................        392         407
                                                                     -------------------

              Net interest income ...............................        426         422
Provision for loan losses .......................................         18          15
                                                                     -------------------

              Net interest income after provision for loan losses        408         407
                                                                     -------------------

Noninterest income:
   Service charges on deposits ..................................         19          19
   (Loss) on sale of securities, net ............................        - -          (5)
   Gain on sale of loans, net ...................................        - -           2
   Other ........................................................         10          14
                                                                     -------------------
              Total noninterest income ..........................         29          30
                                                                     -------------------

Noninterest expense:
   Compensation and employee benefits ...........................        157         148
   Occupancy and equipment ......................................         23          21
   Data processing ..............................................         29          25
   Audit, legal and other professional ..........................         15          25
   Other ........................................................        101          96
                                                                     -------------------
              Total noninterest expense .........................        325         315
                                                                     -------------------
              Income before income taxes ........................        112         122
Income taxes ....................................................         31          38
                                                                     -------------------
              Net income ........................................    $    81    $     84
                                                                     ===================

Earnings per share
   Basic ........................................................    $  0.11    $   0.11
                                                                     ===================
   Diluted ......................................................    $  0.11    $   0.10
                                                                     ===================

Weighted average shares outstanding
   Basic ........................................................    717,349     777,542
                                                                     ===================
   Diluted ......................................................    728,527     808,752
                                                                     ===================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Three Months Ended March 31, 1999 and 1998
(Unaudited, in thousands, except per share data)



                                                                 Three Months
                                                                Ended March 31,
                                                                ----------------
                                                                 1999     1998
                                                                ----------------

Net income ..................................................   $   81  $    84

Change in unrealized gain on securities available for sale,
   net of tax of $(30) and $12 ..............................      (49)      20

Less:  Reclassification adjustment, net of tax of $0 and $(2)      - -       (3)
                                                                ----------------
                                                                   (49)      17
                                                                ----------------

Comprehensive income ........................................   $   32  $   101
                                                                ================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of CASH FLOWS
Six Months Ended March 31, 1999 and 1998
(Unaudited, in thousands)


                                                                 Six Months
                                                              Ended March 31,
                                                              ----------------
                                                                1999    1998
                                                              ----------------
Cash Flows from Operating Activities:
   Net income .............................................   $  129   $   181
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ...........................       36        30
      Provision for depreciation ..........................       21        18
      Deferred income taxes ...............................       (4)
      Amortization of intangible assets ...................       31        30
      Employee stock ownership plan compensation expense ..       13        19
      Management recognition plan compensation expense ....       18        19
      Originations of loans held for sale .................      - -      (653)
      Proceeds from loans held for sale ...................      - -       302
      Gain on sale of securities ..........................      - -        (3)
      Gain on sale of loans ...............................      - -        (2)
      Loss on the sale of other real estate owned .........      - -         2
      Amortization and accretion on securities ............        6         1
      Change in assets and liabilities:
        (Increase) in accrued interest receivable .........       (2)      (34)
        Decrease in other assets ..........................       50        39
        (Decrease) increase in other liabilities ..........      (28)       75
                                                              ----------------
              Net cash provided by operating activities ...      270        24
                                                              ----------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases ...........................................   (3,453)   (7,759)
      Proceeds from sales .................................      - -     3,003
      Proceeds from maturities and paydowns ...............    4,741     4,493
   Proceeds from sales of nonmarketable equity securities .        4       - -
   (Increase) in loans ....................................   (2,478)      (36)
   Proceeds from the sale of other real estate owned ......      - -        26
   Purchase of premises and equipment .....................       (8)      (13)
                                                              ----------------
              Net cash (used in) investing activities .....   (1,194)     (286)
                                                              ----------------


                                   (Continued)

CSB Financial Group, Inc.
Consolidated Statements of Cash Flows, (continued)
Six Months Ended March 31, 1999 and 1998
(Unaudited, in thousands)

                                                                               Six Months
                                                                             Ended March 31,
                                                                           -----------------
                                                                             1999     1998
                                                                           -----------------
Cash Flows from Financing Activities:
   Increase (decrease) in deposits .....................................   $ 1,323   $   (88)
   Purchase of treasury stock ..........................................        (5)     (783)
                                                                           -----------------
              Net cash provided by (used in) financing activities ......     1,318      (871)

              Increase (decrease) in cash and cash equivalents .........       394    (1,133)

Cash and cash equivalents at beginning of period .......................     1,542     2,675
                                                                           -----------------

Cash and cash equivalents at end of period .............................   $ 1,936   $ 1,542
                                                                           =================

Supplemental Disclosures:
   Cash paid for:
      Interest on deposits .............................................   $   797   $   826
      Income taxes .....................................................   $     9   $    21

   Change in gross unrealized gain/loss on securities available for sale   $   (82)  $    26

   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ...............................................   $    31   $    10

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.

Notes to CONSOLIDATED Financial Statements
( in thousands, except per share data)
--------------------------------------------------------------------------------

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the results of operations and cash flows for the six months ended March 31, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

The following reflects earnings per share calculations for basic and diluted methods:

                                                                For the Six Months
                                                                  Ended March 31,
                                                                -------------------
                                                                  1999       1998
                                                                -------------------
Net income available to common shareholders .................   $    129   $    181

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    710,968    773,762
   Management recognition plan shares vested ................      6,210      3,726
                                                                -------------------

Basic average shares outstanding ............................    717,178    777,488
                                                                -------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested     11,178     14,904
   Stock option equivalents .................................        - -     15,567
                                                                -------------------

Diluted average shares outstanding ..........................    728,356    807,959
                                                                -------------------

Basic earnings per share ....................................   $   0.18   $   0.23
                                                                ===================

Diluted earnings per share ..................................   $   0.18   $   0.22
                                                                ===================

                                                                For the Three Months
                                                                   Ended March 31,
                                                                --------------------


Net income available to common shareholders .................   $     81   $     84

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    711,139    773,816
   Management recognition plan shares vested ................      6,210      3,726
                                                                -------------------

Basic weighted average shares outstanding ...................    717,349    777,542
                                                                -------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested     11,178     14,904
   Stock option equivalents .................................        - -     16,306
                                                                -------------------

Diluted average shares outstanding ..........................    728,527    808,752
                                                                -------------------

Basic earnings per share ....................................   $   0.11   $   0.11
                                                                ===================

Diluted earnings per share ..................................   $   0.11   $   0.10
                                                                ===================

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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $13 and $19 for the six months ended March 31, 1999 and 1998, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of March 31, 1999 and September 30, 1998, the ESOP held 21,284 and 22,529, respectively, of non-committed shares with a fair value of $192 and $281, respectively.


Note 6.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of March 31, 1999, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of March 31, 1999, no options had been granted.


Note 7.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of March 31, 1999, 17,388 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $18 and $19 for the six months ended March 31, 1999 and 1998, respectively. The bank accounts for its MRP in accordance with Accounting Principles Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.

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

CSB Financial Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
( In thousands, except per share data)
--------------------------------------------------------------------------------

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending, and financing activities during any given period. At March 31, 1999 and September 30, 1998, cash and cash equivalents totaled $1.9 million and $1.5 million, respectively. The decrease in cash and cash equivalents is due to an increase in the Company's investment in municipal securities and an increase in mortgage lending.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At March 31, 1999, the Bank had no outstanding advances from the FHLB.

At March 31, 1999, the Bank had $2.2 million of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                         March 31,  September 30,     Minimum
                                           1999        1998         Requirements
                                         ---------------------------------------

Total capital to risk weighted assets      42.1%       46.2%             8.0%
Tier I capital to risk weighted assets     41.3%       45.3%             4.0%
Tier I capital to average assets           20.1%       19.8%             4.0%

Financial Condition

Total assets increased $1,364 to $47,787 at March 31, 1999 from $46,423 at September 30, 1998. The increase resulted from an increase of $394 in cash and cash equivalents due to calls and maturities of investments and a net increase in deposit accounts of $1,323, offset by an increase in loans of $2,467.

Gross loans have increased $2,467 from $26,282 at September 30, 1998 to $28,749 at March 31, 1999. The growth in the loan portfolio is comprised primarily of mortgage lending. As the Company continues to see growth in mortgage lending, alternative sources of funding are evaluated. The Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities decreased $1,380 since September 30, 1998. The decrease is due to calls and maturities of U.S. Treasury securities and an overall decline in market values. All securities are held as available for sale.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Net Income - The Company's net income for the three months ended March 31, 1999 was $81 compared to $84 for the three months ended March 31, 1998. The decrease in net income resulted primarily from a decrease in interest income recognized on securities.

Interest Income - Interest income decreased for the three months ended March 31, 1999 by $11 to $818 from $829 for the three months ended March 31, 1998. The decrease is due to decreasing yields on the average balance of interest earning assets for the respective periods due to current market conditions.

Interest Expense - Interest expense decreased for the three months ended March 31, 1999 by $15 to $392 from $407 for the three months ended March 31, 1998. The deposit portfolio has remained relatively consistent, however current market conditions have caused a decline in cost of funds. Management continues to price deposit products in order to remain competitive in the local economy.

Net Interest Income - Net interest income for the three months ended March 31, 1999 increased by $4 to $426 from $422 for the three months ended March 31, 1998. The increase is attributable to the increase in the Company's average balance of loans for the respective period.

Noninterest expense increased for the three months ended March 31, 1999 by $10 to $325 from $315 for the three months ended March 31, 1998. Compensation cost increased for the quarter by $9. This increase was offset by a decrease in audit, legal and other professional costs of $10.

Six months ended March 31, 1999 compared to six months ended March 31, 1998

Net Income -The Company's net income for the six months ended March 31, 1999 was $129 compared to $181 for the six months ended March 31, 1998. The decrease is mainly attributable to a decrease in net interest income. The decrease in net interest income is a result of current market conditions. Results for the six months ended March 31, 1998 also include gains on the sale of securities of $3 as management realigned the investment portfolio.

Interest Income - Interest income decreased $59 from $1,681 to $1,622 or by 3.51%, during the six months ended March 31, 1999 compared to the respective period of 1998. This decrease resulted from a decrease in the investment portfolio, combined with a decrease in current market rates.

Interest Expense - Interest expense decreased $27 or 3.28%, to $797 for the six months ended March 31, 1999 from $824 for the same period in 1998. The decrease is attributable to the decrease in the Company's other time deposits, however the deposit portfolio has remained relatively consistent.

Net Interest Income - Net interest income for the six months ended March 31, 1999 was $825 compared to $857 for the six months ended March 31, 1998. The decrease is attributable to an increase in loans and deposits during the quarter combined with a decrease in the Company's average balance of securities and decreasing market rates.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended March 31, 1999 and 1998, the provision for loan losses was $36 and $30, respectively.

Allowance for Loan Losses - The allowance for loan losses was $196 or .68% of loans receivable at March 31, 1999, compared to $171, or .65% of loans receivable at September 30, 1998. The level of nonperforming loans was 1.31% of total loans at March 31, 1999 compared to 1.56% as of September 30, 1998. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $11 during the first six months of fiscal year 1999, compared to net charge-offs of $13 during the first six months of fiscal year 1998.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of March 31, 1999 and September 30, 1998, management had not identified any loans as impaired.

Nonperforming Assets

At March 31, 1999, the Bank had $378, of nonperforming assets, representing .79% of total assets. On September 30, 1998, the Bank had $410 of nonperforming assets, representing .88% of total assets.

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




                                            CSB Financial Group, Inc.



Date: May 5, 1999                           /s/ K. Gary Reynolds
      ------------------------              ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date: May 5, 1999                           /s/ Joanne Ticknor
      ------------------------              ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer