Form 10QSB
period 1999-06-30
CSB FINANCIAL GROUP INC
filed 1999-08-13
CIK 940006

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1999

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ____________________

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

           Class                            Shares outstanding at August 2, 1999
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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
June 30, 1999 and September 30, 1998
(in thousands, except share data)

                                                                 June 30, September 30,
                                                                   1999       1998
------------------------------------------------------------------------------------
                                                               (Unaudited) (Audited)
ASSETS
Cash and cash equivalents .....................................  $  1,562   $  1,542
Securities:
   Available for sale .........................................    15,192     16,931
   Nonmarketable equity securities ............................       216        215
Loans .........................................................    29,471     26,282
Allowance for loan losses .....................................      (215)      (171)
                                                                 -------------------
              Loans, net ......................................    29,256     26,111
Premises and equipment ........................................       704        607
Accrued interest receivable ...................................       423        304
Intangible assets .............................................       554        600
Other assets ..................................................       217        113
                                                                 -------------------

              Total assets ....................................  $ 48,124   $ 46,423
                                                                 ===================

LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES:
   Deposits:
      Demand ..................................................  $  9,798   $  8,543
      Savings .................................................     3,836      3,387
      Time deposits > $100,000 ................................     2,668      1,680
      Other time deposits .....................................    21,350     22,245
                                                                 -------------------
              Total deposits ..................................    37,652     35,855
                                                                 -------------------
   Other liabilities ..........................................       158        169
   Deferred income taxes ......................................       138        270
                                                                 -------------------
              Total liabilities ...............................    37,948     36,294
                                                                 -------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued .............................................       - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     7,827      7,823
   Retained earnings ..........................................     6,608      6,384
   Unrealized gain on available for sale securities, net of tax       (64)       154
   Unearned employee stock ownership plan shares ..............      (165)      (180)
   Management recognition plan ................................      (524)      (551)
                                                                 -------------------
                                                                   13,692     13,640
   Less cost of treasury stock; 302,701 shares at June 30, 1999
      and 302,080 shares at September 30, 1998 ................    (3,516)    (3,511)
                                                                 -------------------
              Total stockholders' equity ......................    10,176     10,129
                                                                 -------------------

              Total liabilities and stockholders' equity ......  $ 48,124   $ 46,423
                                                                 ===================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Nine Months Ended June 30, 1999 and 1998
(Unaudited, in thousands, except per share data)


                                                                       Nine Months
                                                                      Ended June 30,
                                                                    -----------------
                                                                      1999     1998
                                                                    -----------------

Interest income:
   Loans and fees on loans ......................................   $ 1,666   $ 1,662
   Securities ...................................................       764       838
                                                                    -----------------
              Total interest income .............................     2,430     2,500
                                                                    -----------------

Interest expense on deposits ....................................     1,160     1,230
                                                                    -----------------

              Net interest income ...............................     1,270     1,270
Provision for loan losses .......................................        54        45
                                                                    -----------------

              Net interest income after provision for loan losses     1,216     1,225
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        60        61
   Gain on sale of securities, net ..............................       - -         3
   Gain on sale of loans, net ...................................       - -         6
   Other ........................................................        38        30
                                                                    -----------------
              Total noninterest income ..........................        98       100
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       449       474
   Occupancy and equipment ......................................        71        63
   Data processing ..............................................        76        78
   Audit, legal and other professional ..........................        61        69
   Other ........................................................       333       277
                                                                    -----------------
              Total noninterest expense .........................       990       961
                                                                    -----------------
              Income before income taxes ........................       324       364
Income taxes ....................................................       100        88
                                                                    -----------------
              Net income ........................................   $   224   $   276
                                                                    =================

Earnings per share
   Basic ........................................................   $   0.31  $  0.36
                                                                    =================
   Diluted ......................................................   $   0.31  $  0.34
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   718,919   774,912
                                                                    =================
   Diluted ......................................................   728,441   804,252
                                                                    =================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Nine Months Ended June 30, 1999 and 1998
(Unaudited, in thousands, except per share data)


                                                                Nine Months
                                                               Ended June 30,
                                                              ----------------
                                                                1999     1998
                                                              ----------------

Net income ................................................   $  224    $  276
Change in unrealized gain on securities available for sale,
   net of tax of $(134) and $0 ............................     (218)      - -
Less:  Reclassification adjustment, net of tax of $0 and $2      - -        (2)
                                                              ----------------
                                                                (218)       (2)
                                                              ----------------
Comprehensive income ......................................   $    6    $  274
                                                              ================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended June 30, 1999 and 1998
(Unaudited, in thousands, except per share data)

                                                                      Three Months
                                                                     Ended June 30,
                                                                    -----------------
                                                                      1999      1998
                                                                    -----------------
Interest income:
   Loans and fees on loans ......................................   $   572   $   542
   Securities ...................................................       236       277
                                                                    -----------------
              Total interest income .............................       808       819
                                                                    -----------------

Interest expense on deposits ....................................       363       406
                                                                    -----------------

              Net interest income ...............................       445       413
Provision for loan losses .......................................        18        15
                                                                    -----------------

              Net interest income after provision for loan losses       427       398
                                                                    -----------------

Noninterest income:
   Service charges on deposits ..................................        21        20
   Gain on sale of securities ...................................       - -       - -
   Gain on sale of loans ........................................       - -         4
   Other ........................................................        13         8
                                                                    -----------------
              Total noninterest income ..........................        34        32
                                                                    -----------------

Noninterest expense:
   Compensation and employee benefits ...........................       123       150
   Occupancy and equipment ......................................        24        21
   Data processing ..............................................        22        28
   Audit, legal and other professional ..........................        15        14
   Other ........................................................       136        89
                                                                    -----------------
              Total noninterest expense .........................       320       302
                                                                    -----------------
              Income before income taxes ........................       141       128
Income taxes ....................................................        46        33
                                                                    -----------------
              Net income ........................................   $    95   $    95
                                                                    =================

Earnings per share
   Basic ........................................................   $  0.13   $  0.12
                                                                    =================
   Diluted ......................................................   $  0.13   $  0.12
                                                                    =================

Weighted average shares outstanding
   Basic ........................................................   719,091   766,449
                                                                    =================
   Diluted ......................................................   728,613   796,837
                                                                    =================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Three Months Ended June 30, 1999 and 1998
(Unaudited, in thousands, except per share data)


                                                                 Three Months
                                                                Ended June 30,
                                                               ----------------
                                                                 1999     1998
                                                               ----------------

Net income .................................................   $   95    $   95

Change in unrealized gain on securities available for sale,
   net of tax of $(103) and $(1) ...........................     (167)       (1)
                                                               ----------------

Comprehensive income (loss) ................................   $  (72)   $   94
                                                               ================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of CASH FLOWS
Nine Months Ended June 30, 1999 and 1998
(Unaudited, in thousands)

                                                                      Nine Months
                                                                     Ended June 30,
                                                                    ----------------
                                                                     1999      1998
                                                                    ----------------
Cash Flows from Operating Activities:
   Net income ...................................................   $  224    $  276
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .................................       54        45
      Provision for depreciation ................................       32        27
      Amortization of intangible assets .........................       46        45
      Employee stock ownership plan compensation expense ........       19        29
      Management recognition plan compensation expense ..........       27        28
      Deferred income taxes .....................................        2       - -
      Originations of loans held for sale .......................      - -    (1,194)
      Proceeds from loans held for sale .........................      - -       766
      Gain on sale of securities ................................      - -        (3)
      Gain on sale of loans .....................................      - -        (6)
      Loss on the sale of other real estate owned ...............      - -         3
      Amortization and accretion on securities ..................        9        (1)
      Change in assets and liabilities:
        (Increase) in accrued interest receivable ...............     (119)     (119)
        (Increase) decrease in other assets .....................     (104)       50
        (Decrease) increase in other liabilities ................      (11)      105
                                                                    ----------------
              Net cash provided by operating activities .........      179        51
                                                                    ----------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .................................................   (4,651)   (9,512)
      Proceeds from sales .......................................      - -     3,755
      Proceeds from maturities and paydowns .....................    6,029     6,111
   Nonmarketable equity securities:
      Purchases of nonmarketable equity securities ..............       (1)       (5)
   (Increase) decrease in loans .................................   (3,199)      725
   Proceeds from the sale of other real estate owned ............      - -        25
   Purchase of premises and equipment ...........................     (129)      (28)
                                                                    ----------------
              Net cash provided by (used in) investing activities   (1,951)    1,071
                                                                    ----------------

Cash Flows from Financing Activities:
   Increase (decrease) in deposits ..............................   $1,797    $ (720)
   Purchase of treasury stock ...................................       (5)   (1,030)
                                                                    -----------------
              Net cash provided by (used in) financing activities    1,792    (1,750)

              Increase (decrease) in cash and cash equivalents ..       20      (628)

Cash and cash equivalents at beginning of period ................    1,542     2,675
                                                                    ----------------

Cash and cash equivalents at end of period ......................   $1,562    $2,047
                                                                    ================

Supplemental Disclosures:
   Cash paid for:
      Interest on deposits ......................................   $1,171     $1,233
      Income taxes ..............................................   $   17     $   37

   Change in gross unrealized gain/loss on securities available
      for sale ..................................................   $  352     $   (4)

   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ........................................   $ (134)    $   (2)

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


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1998. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 1999 the results of operations for the three months ended June 30, 1999 and 1998, and the results of operations and cash flows for the nine months ended June 30, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.


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

The following reflects earnings per share calculations for basic and diluted methods:

                                                                     For The
                                                                   Nine Months
                                                                  Ended June 30,
                                                                -------------------
                                                                   1999      1998
                                                                -------------------
Net income available to common shareholders .................   $    224   $    276

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    711,053    769,530
   Management recognition plan shares vested ................      7,866      5,382
                                                                 ------------------

Basic average shares outstanding ............................    718,919    774,912
                                                                 ------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested      9,522     13,248
   Stock option equivalents .................................        - -     16,092
                                                                 ------------------

Diluted average shares outstanding ..........................    728,441    804,252
                                                                 ------------------

Basic earnings per share ....................................    $  0.31   $   0.36
                                                                 ==================

Diluted earnings per share ..................................    $  0.31   $   0.34
                                                                 ==================


                                                                     For The
                                                                   Three Months
                                                                  Ended June 30,
                                                                -------------------
                                                                   1999      1998
                                                                -------------------



Net income available to common shareholders .................   $     95   $     95

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    711,225    761,067
   Management recognition plan shares vested ................      7,866      5,382
                                                                -------------------

Basic weighted average shares outstanding ...................    719,091    766,449
                                                                -------------------

Diluted potential common shares:
   Management recognition plan shares granted, but not vested      9,522     13,248
   Stock option equivalents .................................        - -     17,140
                                                                -------------------

Diluted average shares outstanding ..........................    728,613    796,837
                                                                -------------------

Basic earnings per share ....................................   $   0.13   $   0.12
                                                                ===================

Diluted earnings per share ..................................   $   0.13   $   0.12
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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $19 and $29 for the nine months ended June 30, 1999 and 1998, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of June 30, 1999 and September 30, 1998, the ESOP held 20,652 and 22,529, respectively, of non-committed shares with a fair value of $194 and $281, respectively.


Note 6.  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of June 30, 1999, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of June 30, 1999, no options had been granted.


Note 7.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of June 30, 1999, 17,388 shares have been awarded to officers, directors, and employees. MRP compensation expense was $27 and $28 for the nine months ended June 30, 1999 and 1998, respectively. The bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.

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

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The issuance of FAS 137 extends the application date to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged. The statement is not to be applied retroactively to financial statements of prior periods. The Company does not believe the adoption of FAS 133 will have a material impact on the consolidated financial statements.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending, and financing activities during any given period. At June 30, 1999 and September 30, 1998, cash and cash equivalents totaled $1,562 and $1,542, respectively.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At June 30, 1999, the Bank had no outstanding advances from the FHLB.

At June 30, 1999, the Bank had $1.2 million of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                           June 30,  September 30,    Minimum
                                             1999        1998       Requirements
                                           -------------------------------------

Total capital to risk weighted assets ...   42.09%      46.20%         8.0%
Tier I capital to risk weighted assets ..   40.01%      45.30%         4.0%
Tier I capital to average assets ........   19.92%      19.80%         4.0%

Financial Condition

Total assets increased $1,701 to $48,124 at June 30, 1999 from $46,423 at September 30, 1998. The principal cause of this increase was an increase of $3,145 in the loan portfolio, partially offset by a decrease in securities available for sale of $1,739. The new loans were funded by the maturity of existing securities and the overall increase in deposits of $1,797.

Gross loans have increased $3,189 from $26,282 at September 30, 1998 to $29,471 at June 30, 1999. The growth in the loan portfolio is comprised primarily of mortgage lending. As the Company continues to see growth in mortgage lending, alternative sources of funding are evaluated. The Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities decreased $1,739 since September 30, 1998. The decrease is due to calls and maturities of U.S. Treasury securities and an overall decline in market values. All securities are held as available for sale.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Net Income - The Company's net income for the three months ended June 30, 1999 and 1998 was $95. The increase in net interest income and decrease in compensation expense was offset by increased other noninterest expense and income tax expense. Compensation and employee benefits expense is declining as a result of the Company's redemption of shares held by the Employee Stock Ownership Plan.

Interest Income - Interest income decreased for the three months ended June 30, 1999 by $11 to $808 from $819 for the three months ended June 30, 1998. The decrease is due to decreasing yields on the average balance of interest earning assets for the respective periods due to current market conditions.

Interest Expense - Interest expense decreased for the three months ended June 30, 1998 by $43 to $363 from $406 for the three months ended June 30, 1998. Although deposits continue to increase, current market conditions have reduced the cost of funds, which results in an overall decline in interest expense. Management continues to price deposit products in order to remain competitive in the local economy and manage its interest rate risk exposure.

Net Interest Income - Net interest income after the provision for loan loss for the three months ended June 30, 1999 increased by $29 to $427 from $398 for the three months ended June 30, 1998.

Noninterest expense increased for the three months ended June 30, 1999 by $18 to $320 from $302 for the three months ended June 30, 1998. The principal reason for the increase is the increase in other noninterest expense of $47, offset by the decrease in compensation and employee benefits for the quarter of $27. The increase in other noninterest expense is primarily the result of fees incurred to convert to a new data processing service which occurred in May 1999.

Nine months ended June 30, 1999 compared to nine months ended June 30, 1998

Net Income -The Company's net income for the nine months ended June 30, 1999 was $224 compared to $276 for the nine months ended June 30, 1998. The decrease is due primarily to an increase in other noninterest expense due to the conversion of the data processing servicer. Net interest income for the nine months ended June 30, 1999 and 1998 remained stable at $1,270.

Interest Income - Interest income decreased $70 from $2,500 to $2,430, or by 2.8% during the nine months of 1999 compared to the respective period of 1998. This decrease resulted from a decrease in the investment portfolio, combined with a decrease in current market rates.

Interest Expense - Interest expense decreased $70 or 5.7%, to $1,160 for the nine months ended June 30, 1999 from $1,230 for the same period in 1998. The decrease resulted from an overall decrease in cost of funds based on current market rates.

Net Interest Income - Net interest income for the nine months ended June 30, 1999 and 1998 was $1,270.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended June 30, 1999 and 1998, the provision for loan losses was $54 and $45, respectively.

Allowance for Loan Losses - The allowance for loan losses was $215 or .73% of loans receivable at June 30, 1999, compared to $171, or .65% of loans receivable at September 30, 1998. The level of nonperforming loans was .82% of total loans at June 30, 1999 compared to 1.56% as of September 30, 1998. Based on current balance of the allowance for loan losses in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management considers that the balance in the allowance for loan losses at June 30, 1999 is adequate.

Net charge-offs amounted to $10 during the first nine months of fiscal year 1999, compared to net charge-offs of $27 during the first nine months of 1998.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of June 30, 1999 and September 30, 1998, management had not identified any loans as impaired.

Nonperforming Assets

At June 30, 1999, the Bank had $242, of nonperforming assets, representing .50% of total assets. On September 30, 1998, the Bank had $410 of nonperforming assets, representing .88% of total assets.

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

All mission critical software was upgraded and tested to achieve year 2000 compliance. In addition, the Team developed contingency plans to address systems which do not become year 2000 compliant.

Management has determined that if a business interruption as a result of Year 2000 issue occurred, such an interruption could be material. The primary effort required to prevent a potential business interruption is to assure the Company's third party processor is year 2000 compliant. As a cost saving measure, management contracted with a different third party processor and converted data during the quarter ended June 30, 1999. This third party processor has stated that Year 2000 remediation and testing efforts have been successfully completed.

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

Management believes that the organization has an effective year 2000 compliance program in place and that additional expenditures required to bring its systems into compliance will not have a materially adverse effect on the Company's operations, cash flow, or financial condition. To date, year 2000 compliance expenditures have amounted to $40,000. Management expects total additional out-of-pocket expenditures to be less than $25,000. This includes costs to upgrade equipment specifically for the purpose of year 2000 compliance and certain administrative expenditures. However, the year 2000 problem is pervasive and complex and can potentially affect any computer process. Accordingly, no assurance can be given that year 2000 compliance can be achieved without additional unanticipated expenditures and uncertainties that might affect future financial results.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In May 1999, a shareholder of CSB Financial Inc. filed a class action lawsuit in a Delaware court against the Company, its top executive and its directors for breach of fiduciary duty for failure to put an acquisition offer to shareholder vote. The class action is seeking buyout of current shares at $14.75 (offered purchase price).

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




                                            CSB Financial Group, Inc.



Date: 8/13/1999
       ------------------------             K. Gary Reynolds
                                            ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date:  8/13/1999
       ------------------------             Joanne Ticknor
                                            ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer