Form 10KSB
period 1999-09-30
CSB FINANCIAL GROUP INC
filed 1999-12-23
CIK 940006

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission file number 0-26650

                            CSB FINANCIAL GROUP, INC.
                 (Name of small business issuer in its charter)

            Delaware                                     37-1336338
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Common Stock, par value $0.01 per share and related Common Stock Purchase Rights
--------------------------------------------------------------------------------
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year. $3,385,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 17, 1999 was $8,239,770. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $14.50 per share, the last sales price as quoted on the OTC market for December 17, 1999.

The Registrant had 732,299 shares of Common Stock outstanding at December 17, 1999, not including 21,870 shares held by the Registrant's Employee Stock Ownership Plan which have not been allocated to participants.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Annual Report to Stockholders for the year ended September 30, 1999 is incorporated by reference to Part II of this Form 10-KSB.

The registrant's proxy statement for its 2000 annual meeting of stockholders to be held on January 14, 2000 is incorporated by reference to Part III of this Form 10-KSB.

The Exhibit Index is located at pages 28 through 30.

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

         The Company's assets at September 30, 1999 consist primarily of the investment in the Bank of $10.0 million. Currently, the Company does not transact any material business other than through its subsidiary, the Bank.

Business of the Bank

         The Bank is an Illinois-chartered stock savings bank regulated by the Illinois Commissioner of Savings and Residential Finance (the "Commissioner"). The Bank was originally chartered in 1879 as a federally chartered savings and loan association. The deposits of the Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank's primary market area consists of Marion County, Illinois, which includes the cities of Carlyle and Centralia. The Bank maintains two offices, one in Centralia and one in Carlyle, and provides a full range of retail banking services at each office, with emphasis on one- to four-family residential mortgage loans, consumer and commercial loans. At September 30, 1999, the Bank had total assets, liabilities and stockholders' equity of $48.8 million, $38.8 million, and $10.0 million, respectively.

         The Bank's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its offices and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Bank also invests in multifamily mortgage, commercial real estate, construction, land development and other loans. At September 30, 1999, the Bank's gross loan portfolio totaled $29.1 million or 59.69% of total assets. In addition to its lending activities, the Bank also invests in U.S. Treasury securities, government agency securities, local municipal securities and mortgage-backed securities. At September 30, 1999, the Bank's securities portfolio totaled $17.3 million or 35.52% of total assets with $17.1 million classified as available for sale and $ 216,000 classified as nonmarketable equity securities.

         The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, and, to a lesser extent, interest and dividends on its securities. The Bank's primary sources of funds are deposits, Federal Home Loan Bank advances, principal and interest payments, and principal prepayments on loans. Through its wholly-owned subsidiary, Centralia SLA, Inc., the Bank engages in the sale of insurance services.

         The executive offices of the Company and Savings Bank are located at 200 South Poplar Street, Centralia, Illinois 62801 and the telephone number is
(618) 532-1918.

         Composition of the Loan Portfolio. The Bank's historical lending strategy has focused primarily on the origination of residential mortgage loans secured by one- to four-family mortgages and consumer loans to customers with whom the Bank already had a deposit or lending relationship. Beginning in May, 1994, the Bank began offering consumer loans, primarily installment loans for the purchase of automobiles, to the general public. The Bank also originates, from time to time, multi-family and commercial real estate loans and commercial non-real estate loans, although such loans presently constitute a relatively small percentage of the Bank's total loan portfolio. The following table sets forth in greater detail the composition of the Bank's loan portfolio by type of loan as of the dates indicated:

                                                         At September 30,
                                                -----------------------------------
                                                      1999              1998
                                                ----------------   ----------------
                                                          (In Thousands)
                                                 Amount  Percent   Amount   Percent
                                                -----------------------------------
Mortgage Loans:
     One- to four-family ....................   $21,225   72.83%   $19,037   72.42%
     Multi-family ...........................       639    2.19%       258    0.98%
     Commercial real estate .................       519    1.78%     1,120    4.26%
     Other loans secured by real estate .....     1,327    4.55%       283    1.07%
                                                -----------------------------------
          Total mortgage loans ..............    23,710   81.35%    20,698   78.73%
Commercial and Consumer Loans:
     Commercial .............................     1,164    3.99%       625    2.38%
     Consumer ...............................     3,449   11.84%     4,095   15.58%
     Home equity lines of credit ............       649    2.23%       678    2.58%
     Share loans ............................       170    0.59%       193    0.73%
                                                -----------------------------------
          Total commercial and consumer loans     5,432   18.65%     5,591   21.27%

          Total loans .......................    29,142  100.00%    26,289  100.00%
                                                         =======            =======

Less:
     Deferred fees ..........................       - -                  6
     Unearned income on consumer loans ......       - -                  1
     Allowance for loan losses ..............       222                171
                                                -------            -------
          Total loans, net ..................   $28,920            $ 26,111
                                                =======            ========

The Bank had no loans held for sale at September 30, 1999 or 1998. As of September 30, 1999, 34.3% of the Bank's loans had adjustable interest rates.

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

Loan Maturity

The following table shows the maturity of the Bank's loans at September 30, 1999. The table does not include the effect of future loan repayment activity. While the Bank cannot project future loan prepayment activity, the Bank anticipates that in periods of stable interest rates, prepayment activity would be lower than prepayment activity experienced in periods of declining interest rates. In general, the Bank originates adjustable and fixed-rate one- to four-family loans with maturities from 15 to 30 years, one-to-four family loans with balloon features which mature from 1 to 5 years, multi-family loans with maturities from 1 to 5 years, adjustable-rate commercial real estate loans with maturities of 20 to 25 years, commercial loans with maturities of 90 days to one year, and consumer loans with maturities of 1 to 5 years.

                                                            At September 30, 1999
                                                     -------------------------------------
                                                     Mortgage Commercial Consumer   Total
                                                      Loans      Loans     Loans    Loans
                                                     -------------------------------------
                                                                 (In Thousands)
Amounts due:
   One year or less ..............................   $ 1,348   $   413   $   430   $ 2,191
                                                     =====================================
   After one year:
   More than one year to five years ..............   $ 3,252   $   662   $ 3,798   $ 7,712
   More than five years to ten years .............     3,816        89        40     3,945
   More than ten years ...........................    15,294       - -       - -    15,294
                                                     -------------------------------------
         Total due after September 30, 2000 ......   $22,362   $   751   $ 3,838   $26,951
                                                     =====================================

Interest rate terms on amounts due after one year:
      Fixed ......................................   $12,671   $   600   $ 3,838   $17,109
      Adjustable .................................     9,691       151       - -     9,842

One- to Four-Family Loans. The primary lending activity of the Bank has been the extension of first mortgage residential loans to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. At September 30, 1999 and 1998, the Bank's gross loan portfolio consisted of approximately $21.2 million, or 72.83%, and $19.0 million, or 72.42%, respectively of loans secured by one- to four-family residential real estate. The predominant type of first-mortgage residential loan currently offered by the Savings Bank to loan customers is an adjustable rate mortgage that adjusts on either a one-year or three-year basis with a 30 year amortization.

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

Multi-family Residential Lending. At September 30, 1999 and 1998, the Bank's gross loan portfolio consisted of approximately $639,000 or 2.19% and $258,000 or .98% of loans secured by multi-family residential real estate, respectively. Multi-family real estate loans are generally limited to 70% of the appraised value of the property or the selling price, whichever is less. Loans secured by multi-family real estate are generally larger and, like commercial real estate loans, involve a greater degree of risk than one- to four-family residential loans.

Commercial Real Estate Loans. The Bank has historically made commercial real estate loans on a limited basis. At September 30, 1999 and 1998, the Bank's commercial real estate loan portfolio amounted to $519,000, or 1.78%, and $1,120,000, or 4.26%, respectively of the Bank's gross loan portfolio. The Bank's practice has been to underwrite such loans based on its analysis of the amount of cash flow generated by the business in which the real estate is used and the resulting ability of the borrower to meet its payment obligations. Although such loans are secured by a first mortgage on the underlying property, the Savings Bank also generally seeks to obtain a personal guarantee of the loan by the owner of the business in which the property is used.

Other Loans Secured by Real Estate. In addition to one- to- four family first mortgage loans, the Savings Bank also makes loans secured by real estate in the form of junior mortgages, interim construction loans, land development and vacant land loans. At September 30, 1999 and 1998, the Bank's loan portfolio consisted of $1.3 million, or 4.55% and $283,000, or 1.07%, respectively of the Bank's gross loan portfolio. Other real estate loans are made on terms similar to multi-family and commercial real estate loans.

Commercial Loans. As of September 30, 1999 and 1998, the Bank's gross loan portfolio consisted of approximately $1.2 million or 3.99% and $625,000, or 2.38%, respectively of commercial loans secured by accounts receivable, inventory, farm land or outstanding stock issued by a corporation. The Bank has also made, from time to time, unsecured personal loans to the sole proprietors of small businesses on the same terms and conditions on which it makes other unsecured personal loans.

Consumer Loans. The Bank originates a variety of consumer loans, generally consisting of installment loans for the purchase of motor vehicles and boats, loans to purchase household goods, loans secured by savings accounts at the Bank and unsecured personal loans. At September 30, 1999 and 1998, the Bank's portfolio of consumer loans totaled approximately $4.3 million, or 14.7%, and $5.0 million, or 18.89%, respectively of the Bank's gross loan portfolio. The Bank may make a loan to finance the purchase of a new and previously untitled motor vehicle or boat in an amount equal to the lesser of 5% over the factory invoice price or 90% of the sticker price of the motor vehicle or boat. Loans for the purchase of used motor vehicles are limited to the amount of the wholesale price listed for the vehicle in the National Automobile Dealers' Association used car guide. Any loan for the purchase of a motor vehicle or boat is secured by the purchased vehicle or boat and is written to amortize over a maximum period of between two and five years, depending on the age of the motor vehicle or boat offered as collateral. Loans to finance the purchase of new household goods may be made in an amount equal to 100% of the sales price of such goods. Such loans are secured by the goods purchase. Loans for the purchase of household goods may be amortized for a maximum period of five years. Loans secured by a customer's savings account with the Savings Bank are limited to an amount equal to 90% of the amount of the deposit. A loan that is secured by a deposit with a specific maturity date is written with a term matching the maturity date of the deposit. Unsecured personal loans are limited to $15,000 per borrower and to a term of three to five years. As a practical matter, such loans do not exceed $10,000 and are amortized over a period of three years.

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

Loan Purchases and Sales. The Bank has occasionally purchased loans originated by other financial institutions, secured by one- to four-family residential properties or commercial real estate located outside of its primary market area. At September 30, 1999 and 1998, the total balance outstanding on first mortgage loans purchased by the Bank was $187,000 and $287,000, respectively. At September 30, 1999 and 1998, the Bank did not have any loans held for sale.

Delinquencies

The Bank's collection procedures with respect to delinquent loans include written notice of delinquency contact by letter or telephone by Bank personnel. Most loan delinquencies are cured within 90 days and no legal action is taken. With respect to mortgage loans, if the delinquency exceeds 180 days, and in the case of consumer loans, if the delinquency exceeds 90 days, the Bank institutes measures to enforce its remedies resulting from the default, including the commencement of foreclosure action of the repossession of collateral.

At September 30, 1999, delinquencies in the Bank's loan portfolio were as follows:

                                                 At September 30, 1999
                             -------------------------------------------------------------
                                                                             Total
                               30-89 Days (1)     90 Days or More (1)   Delinquent Loans
                             -------------------  -------------------  -------------------
                                       Principal            Principal            Principal
                              Number    Balance    Number    Balance    Number    Balance
                             of Loans   of Loans  of Loans   of Loans  of Loans   of Loans
                             -------------------------------------------------------------
                                                 (Dollars in Thousands)
Real estate loans .........      4         $91         5       $145        9        $236
Commercial loans ..........      1           5       - -        - -        1           5
Consumer loans ............     20         135        10         60       30         195
                             -----------------------------------------------------------
                                25         231        15        205       40         436
                             ===========================================================

Delinquent loans
   to gross loans ........               0.79%                0.70%                1.49%
                                         =====                =====                =====

At September 30, 1998, delinquencies in the Bank's loan portfolio were as follows:

                                                 At September 30, 1998
                             -------------------------------------------------------------
                                                                             Total
                               30-89 Days (1)     90 Days or More (1)   Delinquent Loans
                             -------------------  -------------------  -------------------
                                       Principal            Principal            Principal
                              Number    Balance    Number    Balance    Number    Balance
                             of Loans   of Loans  of Loans   of Loans  of Loans   of Loans
                             -------------------------------------------------------------
                                                 (Dollars in Thousands)



Real estate loans ........       6       $80         12      $350         18       $430
Commercial loans .........     - -       - -        - -       - -        - -        - -
Consumer loans ...........      11        48         14        60         25        108
                             ----------------------------------------------------------

                                17       128         26       410         43        538
                             ==========================================================

Delinquent loans
   to gross loans ........             0.49%                1.56%                 2.05%
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

Foreclosed properties are recorded at the fair value at the date of foreclosure. Any subsequent reduction in the fair value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of September 30, 1999 and 1998, the Bank had no "real estate owned."

The  following  table  sets  forth   information  with  respect  to  the  Bank's
nonperforming assets for the periods indicated.

                                                                        At
                                                                   September 30,
                                                                  --------------
                                                                   1999     1998
                                                                  --------------
                                                                  (In Thousands)
Loans accounted for on a nonaccrual basis
     One- to four-family loans .................................    $145    $350
     Consumer loans ............................................      60      60
                                                                   -------------
          Total nonaccrual loans ...............................     205     410
                                                                   -------------

Accruing loans which are contractually past due 90 days or more:
     One- to four-family loans .................................     - -     - -
     Consumer loans ............................................     - -     - -
                                                                   -------------
           Total 90 days past due and accruing interest ........     - -     - -
                                                                   -------------

          Total nonaccrual and 90 days past due loans ..........     205     410

Real estate owned ..............................................     - -     - -
                                                                   -------------

          Total nonperforming assets ...........................    $205    $410
                                                                   =============

          Total nonperforming assets to total assets ...........   0.42%   0.88%
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

Loans are considered impaired when, based on current information and events, it is probable the Company will not be able to collect all amounts due. The portion of the allowance for loans losses applicable to impaired loans would be computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Management had not classified any loans as impaired as of September 30, 1999 or 1998.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information available to management at such time. While management believes the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Bank's underwriting policies. As of September 30, 1999 and 1998, the Bank's allowance for loan losses was 0.76% and 0.65%, respectively, of gross loans. The Bank will continue to monitor and modify its allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require the Bank to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

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

                                                          For the Fiscal Year
                                                          Ended September 30,
                                                          -------------------
                                                           1999         1998
                                                          -------------------
                                                             (In Thousands)

Balance at beginning of period ...................        $  171      $   165
Provision for loan losses ........................            72           63
Recoveries:
     Consumer loans ..............................            18            4
                                                          -------------------
          Total recoveries .......................            18            4
                                                          -------------------

Charge-offs:
     Consumer loans ..............................            39           61
                                                          -------------------
          Total charge-offs ......................            39           61
                                                          -------------------
          Net charge-offs ........................           (21)         (57)
                                                          -------------------
Balance at end of period .........................        $  222      $   171
                                                          ===================

Ratio of allowance for loan losses to gross
   loans outstanding at the end of the period ...          0.76%        0.65%
Ratio of net charge offs to average loans
   outstanding during the period ................          0.07%        0.21%
Ratio of allowance for loan losses to total
   nonperforming loans at the end of the period .        108.29%       41.71%

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

                                               At September 30,
                           -------------------------------------------------------------
                                     1999                             1998
                           -----------------------------   -----------------------------
                                   As % of      % of               As % of      % of
                                     Gross    Loans in               Gross    Loans in
                                   Loans in  Category to           Loans in  Category to
                           Amount  Category  Gross Loans   Amount  Category  Gross Loans
                           -------------------------------------------------------------
                                             (Dollars in Thousands)
Mortgage Loans:
   One- to four-family .   $   52     0.24%     72.83%     $   62    0.32%     72.42%
   Multi-family ........      - -      - -       2.19%        - -     - -       0.98%
   Commercial real
      estate ...........      - -      - -       1.78%        - -     - -       4.26%
   Other loans secured
      by real estate ...      - -      - -       4.55%        - -     - -       1.07%
                           ----------------------------------------------------------
         Total mortgage
           loans .......       52     0.24%     81.35%         62    0.32%     78.73%
                           ----------------------------------------------------------
Commercial and
   Consumer Loans:
      Commercial .......     26       2.23%      3.99%         17    2.72%      2.38%
      Consumer .........     51       1.48%     11.84%         56    1.37%     15.58%
      Home equity lines
         of credit .....    - -        - -       2.23%        - -     - -       2.58%
      Other consumer
         loans .........    - -        - -       0.59%        - -     - -       0.73%
                          -----------------------------------------------------------
             Total
               commercial
               and
               consumer
               loans ...     77       1.42%     18.65%        73     1.31%     21.27%
                          -----------------------------------------------------------

Total Allocated ........    129       0.44%    100.00%       135     0.51%    100.00%
                                               =======                        =======
Unallocated ............     93       0.32%                   36     0.14%
                          -----------------               ----------------
Total allowance for
   loan losses .........  $ 222       0.76%               $  171     0.65%
                          =================               ================

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

At September 30, 1999, the Company had $17.3 million in investment securities consisting of $.9 million invested in mortgage-backed securities, $1.0 million in U.S. Treasury, $13.1 million invested in U.S. Government and agency, $1.6 million invested in obligations of state and political securities, $.5 million invested in corporate securities and $.2 million invested in FHLB stock. Investments in mortgage-backed securities involve a risk that actual prepayments will exceed prepayments estimated over the life of the security which may result in a loss of any premium paid for such instruments thereby reducing the net yield on such securities. In addition, if interest rates increase the market value of such securities may be adversely affected, which, in turn, would adversely affect stockholders' equity to the extent such securities are held as available for sale.

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

                                                           At September 30,
                                                 -----------------------------------
                                                       1999               1998
                                                 ----------------- -----------------
Available for Sale                               Amortized  Fair   Amortized   Fair
                                                   Cost     Value     Cost    Value
                                                 -----------------------------------
                                                            (In Thousands)
U.S. Government and agency securities ..........  $13,182  $13,099  $ 9,752  $ 9,875
U.S. Treasury ..................................    1,000    1,002    4,000    4,016
Obligations of states and political subdivisions    1,642    1,626    1,643    1,684
Mortgage backed securities .....................      880      909    1,288    1,356
Corporate securities ...........................      500      482      - -      - -
                                                  ----------------------------------

     Total Available for Sale ..................  $17,204  $17,118  $16,683  $16,931
                                                  ==================================

At September 30, 1999 and 1998, the Company had investments in FHLB stock of $216,000 and $215,000, respectively.

The following table sets forth information concerning the carrying value, weighted average yields, and maturities of the Company's investment securities at September 30, 1999. Maturities may differ from contractual maturities in mortgage backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been excluded from the maturity schedule below.

The Federal Home Loan Bank stock is considered a nonmarketable equity security for reporting purposes. As such, the stock has no maturity date and therefore has been excluded from the maturity schedule below.

                                          Less Than One Year One to Five Years Five to Ten Years  Over Ten Years        Total
                                          ------------------ ----------------- ----------------- ----------------- -----------------
Available for Sale (1)                             Weighted          Weighted          Weighted           Weighted         Weighted
                                            Fair    Average   Fair    Average   Fair    Average   Fair    Average   Fair    Average
                                            Value  Yield (3)  Value  Yield (3)  Value  Yield (3)  Value  Yield (3)  Value  Yield (3)
                                           -----------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)
U.S. Government and agency
  securities ............................  $1,196   5.20%    $8,720    5.90%   $3,183   6.34%    $   - -      - -   $13,099    5.91%
U.S. Treasury ...........................   1,002   5.50%       - -     - -       - -    - -         - -      - -     1,002    5.50%
Obligations of states and
   political subdivisions (2) ...........     - -    - -        141    4.62%    1,291   4.77%        194     4.50%    1,626    4.51%
Corporate ...............................     - -    - -        482    5.75%      - -    - -         - -      - -       482    5.75%
                                           -----------------------------------------------------------------------------------------

Total Available for Sale ................  $2,198  10.70%    $9,343    5.88%   $4,474   5.89%    $   194     4.50%  $16,209    5.94%
                                           =========================================================================================

(1) Excludes mortgage-backed securities and FHLB stock.

(2) These investments yield lower interest rates as they are exempt from federal taxes.

(3) Weighted average yields are calculated based on amortized cost.

Deposit Activities and Other Sources of Funds

General. The Company's primary sources of funds for use in lending and investing and for other general purposes are deposits at the Bank, Federal Home Loan Bank advances and proceeds from principal and interest payments on loans, mortgage-backed securities, and investment securities. Contractual loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.

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

                                                   At September 30,
                                --------------------------------------------------------
                                           1999                        1998
                                ---------------------------  ---------------------------

                                                   Average                      Average
                                Average   Total    Interest  Average   Total    Interest
                                Balance  Deposits    Rate    Balance  Deposits    Rate
                                --------------------------------------------------------
                                                 (Dollars in Thousands)
Demand accounts:
   Noninterest bearing .....   $ 1,827     4.86%      --     $ 1,451     4.03%    --
   Interest-bearing (NOW) ..     4,575    12.16%     1.55%     3,712    10.30%   1.75%
   Money market ............     2,960     7.87%     2.50%     3,550     9.85%   2.84%
Passbook savings ...........     3,604     9.58%     2.08%     3,435     9.53%   2.33%
Time deposits ..............    24,658    65.53%     5.09%    23,892    66.29%   5.71%
                               -------------------------------------------------------
      Total deposit accounts   $37,624   100.00%     3.92%   $36,040   100.00%   4.47%
                               =======================================================

The following table indicates the amount of the Bank's jumbo certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of September 30, 1999. Jumbo certificates of deposit require minimum deposits of $100,000 and rates paid on such accounts are negotiable. At September 30, 1999, total jumbo certificates were $2,627,000.

                                                          Time
           Maturity Period                              Deposits
------------------------------------------------     --------------
                                                     (In Thousands)

Less than three months .........................         $   591
Three through six months .......................             200
Six through twelve months ......................             524
Over twelve months .............................           1,312
                                                         -------
     Total .....................................         $ 2,627
                                                         =======

Borrowings. The Bank may rely on advances from the FHLB of Chicago in the event of a reduction in available funds from other sources. The Bank is a member of the FHLB of Chicago, which functions as a central reserve bank providing credit for savings and loan associations and other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB of Chicago and is authorized to apply for advances on the security of such stock and certain of its mortgage-based loans and other assets, provided that certain standards relating to creditworthiness have been met. The Bank has borrowed from the FHLB of Chicago, from time to time, on an overnight basis. At September 30, 1999, the Bank had outstanding borrowings from the FHLB of $1.4 million. At September 30, 1998, the Bank had no outstanding borrowings from the FHLB.

Subsidiary Activities

The Bank has one wholly-owned service corporation, Centralia SLA, an Illinois corporation. Centralia SLA is engaged in the business of selling mortgage life, mortgage disability, credit life and credit disability insurance to mortgage and consumer loan customers of the Bank. As of September 30, 1999, the Bank's investment in Centralia SLA amounted to approximately $18,000 or .04% of the Bank's total assets. Insurance commissions accounted for $12,000 or approximately 2.4% of the Bank's pre-tax income during the year. Management continues to place less emphasis on the sale of insurance and anticipates that the amount of such income will continue to decline over the next few years.

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

Personnel

As of September 30, 1999, the Company had a total of 17 full-time employees and 3 part-time employees, all of whom were employed at the Bank level. The Company's employees are not represented by a union or collective bargaining group. The Company considers its relationship with its employees to be satisfactory.

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

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The sum of the four risk-weighted categories equals risk-weighted assets. The following table presents the Bank's capital position relative to its capital requirements on September 30, 1999 and 1998 ($ in thousands).

                                                                                   To Be Well
                                                                                 Capitalized Under
                                                                 For Capital     Prompt Corrective
                                               Actual         Adequacy Purposes  Action Provisions
                                            ---------------   -----------------  -----------------
                                            Amount   Ratio     Amount   Ratio    Amount    Ratio
                                            ------------------------------------------------------
As of September 30, 1999:
Total Capital (to Risk Weighted
   Assets)
      Consolidated ......................   $10,014   43.9%    $ 1,825    8.0%      N/A
      Bank ..............................   $ 9,769   42.8%    $ 1,825    8.0%   $2,281    10.0%
Tier I Capital (to Risk Weighted
   Assets)
      Consolidated ......................   $ 9,792   42.9%    $   913    4.0%   $  N/A
      Bank ..............................   $ 9,547   41.9%    $   913    4.0%   $1,369     6.0%
Tier I Capital (to Average
   Adjusted Assets)
      Consolidated ......................   $ 9,792   20.3%    $ 1,930    4.0%   $  N/A
      Bank ..............................   $ 9,547   19.8%    $ 1,930    4.0%   $2,412     5.0%

As of September 30, 1998:
Total Capital (to Risk Weighted
   Assets)
      Consolidated ......................   $ 9,546   46.2%    $ 1,655    8.0%   $  N/A
      Bank ..............................   $ 9,239   44.7%    $ 1,655    8.0%   $2,069    10.0%
Tier I Capital (to Risk Weighted
   Assets)
      Consolidated ......................   $ 9,375   45.3%    $   827    4.0%   $  N/A
      Bank ..............................   $ 9,067   43.8%    $   827    4.0%   $1,241     6.0%
Tier I Capital (to Average
   Adjusted Assets)
      Consolidated ......................   $ 9,375   19.8%    $ 1,899    4.0%   $  N/A
      Bank ..............................   $ 9,067   19.4%    $ 1,869    4.0%   $2,337     5.0%

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

In June, 1999, the Board of Directors authorized management to retain an independent third party to evaluate strategic alternatives for the Company. This action resulted from an unsolicited offer that was declined by the Board of Directors.

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

Pending Legislation. On November 4, 1999, the United States Congress approved legislation that would allow bank holding companies to engage in a wider range of nonbanking activities, including greater authority to engage in securities and insurance activities. Under the Gramm-Leach-Bliley Act (the "Act"), a bank holding company that elects to become a financial holding company may engage in any activity that the Board of Governors of the Federal Reserve System (the "Federal Reserve"), in consultation with the Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Act specifies certain activities that are deemed to be financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in or making a market in, securities; and any activity currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are well-capitalized, well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

National banks are also authorized by the Act to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve, determines is financial in nature or incidental to any such financial activity, except (i) insurance underwriting, (ii) real estate development or real estate investment activities (unless otherwise permitted by law), (iii) insurance company portfolio investments and (iv) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries). The Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Act must be signed by the President before it will take effect. At this time, the Company is unable to predict the impact the Act may have on the Company and its subsidiary.

Impact of New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. The statement is not to be applied retroactively to financial statements of prior periods. In June 1999, Statement of Financial Accounting Standard No. 137 was issued to extend the effective date by one year to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FAS 133, as amended by FAS 137, will have a material impact on the consolidated financial statements.

Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (FAS 134) changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The Statement is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. The Company does not securitize mortgages and is not a Mortgage Banking Enterprise and therefore, FAS 134 will not have an impact on the consolidated financial statements.

Reclassifications Certain reclassifications have been made to the balances as of September 30, 1999, with no effect on net income, to be consistent with the classifications adopted for September 30, 1998.

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

Executive Officers of the Registrant

The following table sets forth certain information as of September 30, 1999 with respect to the executive officers of the Company and the Savings Bank.

     Name                  Age                   Position
--------------------------------------------------------------------------------

K. Gary Reynolds           48        President and Chief Executive Officer of
                                     the Company and the Savings Bank

Stephen J. Greene          41        Vice President of the Savings Bank

Larry D. Griffin           52        Branch Manager, Centralia Savings Bank

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

Item 2. Description of Property

The following table sets forth information concerning the main office and the branch office of the Bank at September 30, 1999. At September 30, 1999, the Company's premises had an aggregate net book value of approximately $337.

                                                           Lease
                                                         Expiration     Net Book
    Location               Year Opened     Owned/Leased     Date          Value
--------------------------------------------------------------------------------
                                                                  (In Thousands)
Main office
200 South Poplar Street        1975           Owned          N/A        $     97
Centralia, Illinois

Branch office
801 12th Street                1996 (1)       Owned          N/A             240
Carlyle, Illinois                                                       --------

                                                                        $    337
                                                                        ========

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Information relating to the market for Registrant's common stock and related stockholder matters appears under "Corporate Information" in the 1999 Annual Report to stockholders and is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

The  above  captioned   information  appears  under  the  caption  "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Financial Statements

The consolidated financial statements of CSB Financial Group, Inc. and subsidiary as of September 30, 1999 and 1998, together with the report of McGladrey & Pullen, LLP appears in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 2000.

Item 10. Executive Compensation

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 2000.

Item 12. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 14, 2000.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index below and exhibits attached.

(b) Form 8-K

    No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Exhibit No.                                          Exhibit                                           Page No.
---------------------------------------------------------------------------------------------------------------

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

     13.1        CSB Financial Group, Inc. 1999 Annual Report to Stockholders

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


Date: December 23, 1999

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





/s/ K. Gary Reynolds                             /s/ A. John Byrne
-----------------------------------------        -------------------------------
K. Gary Reynolds, President, Chief               A. John Byrne, Director
Executive Officer and Director (Principal
Executive Officer, Principal Financial
Officer and Principal Accounting Officer)





/s/ Wesley N. Breeze                             /s/ Michael Donnewald
-----------------------------------------        -------------------------------
Wesley N. Breeze, Director                       Michael Donnewald, Director





/s/ Larry M. Irvin                               /s/ W. Harold Monken
-----------------------------------------        -------------------------------
Larry M. Irvin, Director                         W. Harold Monken, Director