Form 10QSB
period 1999-12-31
CSB FINANCIAL GROUP INC
filed 2000-02-11
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
      (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

                                    OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _____________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          United States                                       37-1336338
---------------------------------                   ----------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

  200 South Poplar, Centralia, Illinois         62801
-----------------------------------------------------
(Address of principal executive offices)   (Zip code)


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

                         YES   X                 NO
                             -----                  -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                          Shares outstanding at January 27, 2000
------------------------------            --------------------------------------
Common Stock, Par Value $0.01                            732,299

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets December 31, 1999 and September 30, 1999 (in thousands, except share data)


ASSETS                                               December 31,  September 30,
                                                         1999          1999
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Audited)

Cash and cash equivalents ......................     $  2,029      $    871
Securities:
   Available for sale ..........................       17,090        17,118
   Nonmarketable equity securities .............          216           216
Loans ..........................................       29,636        29,142
Allowance for loan losses ......................         (225)         (222)
                                                     ------------------------
              Loans, net .......................       29,411        28,920
Premises and equipment .........................          673           683
Accrued interest receivable ....................          443           318
Intangible assets ..............................          524           539
Other assets ...................................          118           255
                                                     ------------------------



              Total assets .....................     $ 50,504      $ 48,920
                                                     ========================




LIABILITIES AND STOCKHOLDERS'  EQUITY                December 31,  September 30,
                                                         1999          1999
--------------------------------------------------------------------------------
                                                     (Unaudited)    (Audited)

LIABILITIES:
   Deposits:
      Demand ....................................     $ 8,766       $ 8,563
      Savings ...................................       3,579         3,794
      Time deposits > $100,000 ..................       2,689         2,627
      Other time deposits .......................      23,538        21,922
                                                      ----------------------
              Total deposits ....................      38,572        36,906
                                                      ----------------------

   Advances from the Federal Home Loan Bank .....       1,400         1,400
   Other liabilities ............................         133           191
   Deferred income taxes ........................          82           145
                                                      ----------------------
              Total liabilities .................      40,187        38,642
                                                      ----------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000
     shares authorized; none issued .............         - -           - -
   Common stock, $0.01 par value; authorized
     2,000,000 shares; 1,035,000 shares issued ..          10            10
   Paid-in capital ..............................       7,830         7,829
   Retained earnings ............................       6,767         6,683
   Accumulated other comprehensive income .......        (113)          (53)
   Unearned employee stock ownership plan shares         (155)         (160)
   Management recognition plan ..................        (505)         (514)
                                                      ----------------------
                                                       13,834        13,795
   Less cost of treasury stock, 302,701 shares ..      (3,517)       (3,517)
                                                      ----------------------
        Total stockholders' equity ..............      10,317        10,278
                                                      ----------------------

        Total liabilities and stockholders'
          equity ................................    $ 50,504      $ 48,920
                                                      ======================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended December 31, 1999 and 1998
(Unaudited,  in thousands,  except per share data)


--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                           1999        1998
                                                       ------------------------
Interest income:
   Loans and fees on loans ......................       $    571    $    530
   Securities ...................................            273         274
                                                        ---------------------
              Total interest income .............            844         804
                                                        ---------------------
Interest expense:
   Deposits .....................................            390         405
   Borrowings ...................................             16         - -
                                                        ---------------------
                                                             406         405
                                                        ---------------------
              Net interest income ...............            438         399
Provision for loan losses .......................             14          18
                                                        ---------------------
              Net interest income after provision
               for loan losses ..................            424         381
                                                        ---------------------

Noninterest income:
   Service charges on deposits ..................             26          20
   Gain on sale of securities ...................            - -         - -
   Other ........................................              8          15
                                                        ---------------------
              Total noninterest income ..........             34          35
                                                        ---------------------

Noninterest expense:
   Compensation and employee benefits ...........            169         169
   Occupancy and equipment ......................             21          24
   Data processing ..............................             52          25
   Audit, legal and other professional ..........             44          31
   Other ........................................             99          96
                                                        ---------------------
              Total noninterest expense .........            385         345
                                                        ---------------------
              Income before income taxes ........             73          71
Income taxes ....................................            (11)         23
                                                        ---------------------
              Net income ........................       $     84     $    48
                                                        =====================

Earnings per share
   Basic ........................................       $   0.12     $  0.07
                                                        =====================
   Diluted ......................................       $   0.11     $  0.07
                                                        =====================

Weighted average shares outstanding
   Basic ........................................        722,635     717,631
                                                        =====================
   Diluted ......................................        742,340     728,809
                                                        =====================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated  Statements of comprehensive income
Three Months Ended December 31, 1999 and 1998
(Unaudited, in thousands, except per share data)


--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                           1999        1998
                                                       ------------------------

Net income ......................................       $     84    $     48

Change in unrealized gain on securities available
for sale, net of tax of $95 and $1 ..............            (60)         (2)
                                                        ---------------------

Comprehensive income ............................       $     24     $    46
                                                        =====================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Cash Flows
Three Months Ended December 31, 1999 and 1998
(Unaudited, in thousands)


--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                           1999         1998
                                                       ------------------------
Cash Flows from Operating Activities:
   Net income ...................................       $     84     $     48
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Provision for loan losses .................             14           18
      Provision for depreciation ................             12           11
      Amortization of intangible assets .........             15           16
      Employee stock ownership plan compensation
          expense ...............................              6            8
      Management recognition plan compensation
          expense ...............................              9            9
      Deferred income taxes .....................            (25)          (5)
      Gain on sale of securities ................            - -          - -
      Amortization and accretion on securities ..              1            4
      Change in assets and liabilities:
        (Increase) in accrued interest receivable           (125)        (130)
        (Increase) decrease in other assets .....            137          (42)
        (Decrease) in other liabilities .........            (58)         (51)
                                                        ----------------------
              Net cash provided by (used in)
                 operating activities ...........             70         (114)
                                                        ----------------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .................................           (100)      (1,209)
      Proceeds from sales .......................            - -          - -
      Proceeds from maturities and paydowns .....             29          133
   Proceeds from sales of nonmarketable equity
     securities .................................            - -            4
   (Increase) in loans ..........................           (505)        (443)
   Purchase of premises and equipment ...........             (2)         - -
                                                        ----------------------
              Net cash (used in) investing
                activities ......................           (578)      (1,515)
                                                        ----------------------

Cash Flows from Financing Activities:
   Increase in deposits .........................       $  1,666     $  1,177
                                                        ----------------------
              Net cash provided by financing
                activities ......................          1,666        1,177
                                                        ----------------------

              Increase (decrease) in cash and
                cash equivalents ................          1,158         (452)

Cash and cash equivalents at beginning of period             871        1,542
                                                        ----------------------

Cash and cash equivalents at end of period ......       $  2,029     $  1,090
                                                        ======================

Supplemental Disclosures:
   Cash paid for:
      Interest on deposits ......................       $    379     $    402
      Income taxes ..............................       $    - -     $    - -

   Change in gross unrealized gain/loss on
     securities available for sale ..............       $    (98)    $     (3)

   Change in deferred taxes on unrealized
     gain/loss on securities available for sale .       $    (38)    $      1


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.

Notes to CONSOLIDATED Financial Statements
(In thousands, except per share data)
--------------------------------------------------------------------------------


Note 1:  Background Information

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


Note 2:  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at December 31, 1999 the results of operations and cash flows for the three months ended December 31, 1999 and 1998. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Note 3:  Earnings Per Share

Basic earnings per share ("EPS") is computed as net income available to common stockholders divided by the weighted average common shares outstanding and vested shares of the Management Recognition Plan.

Diluted EPS is computed as net income available to common stockholders divided by the weighted average common shares outstanding, common stock equivalents, and shares awarded under the Management Recognition Plan are weighted to reflect the portion of the period the shares were outstanding.

The following reflects earnings per share calculation for basic and diluted methods:

                                                  For  the three  months  ending
                                                       December 31, 1999:
                                               ---------------------------------
                                                Income      Shares     Per Share
                                               Numerator  Denominator    Amount
                                               ---------------------------------
Basic Earnings Per Share:
   Weighted average shares outstanding .......              712,699
   Management Recognition Plan shares vested .                9,936
                                                           ----------

   Income available to common shareholders ... $ 84,000     722,635
                                                           ----------
   Basic Earnings Per Share ..................                            0.12

Effect of Dilutive Securities:
   Management Recognition Plan shares granted,
      but not vested .........................                7,452
   Stock option equivalents ..................               12,253
                                                           ----------

   Diluted EPS ............................... $ 84,000     742,340       0.11
                                                ===============================



                                                  For  the three  months  ending
                                                       December 31, 1998:
                                               ---------------------------------
                                                Income      Shares     Per Share
                                               Numerator  Denominator    Amount
                                               ---------------------------------
Basic Earnings Per Share:
   Weighted average shares outstanding .......              710,800
   Management Recognition Plan shares vested .                6,831
                                                          -----------

   Income available to common shareholders ... $ 48,000     717,631
                                                ---------------------
   Basic Earnings Per Share ..................                            0.07

Effect of Dilutive Securities:
   Management Recognition Plan shares granted,
      but not vested .........................               11,178
   Stock option equivalents ..................                  - -
                                                          -----------

   Diluted EPS ...............................  $ 48,000    728,809       0.07
                                                ===============================


Note 4:  Employee Stock Ownership Plan

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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $6 and $8 for the three months ended December 31, 1999 and 1998, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of December 31, 1999 and September 30, 1999, the ESOP held 19,390 and 20,021, respectively, non-committed shares with a fair value of $200 and $195, respectively.

Note 5:  Stock Option Plan

At the annual stockholder's meeting on May 22, 1996, the Stock Option Plan ("SOP") was approved. The board has reserved an amount of stock equal to 103,500 shares or 10% of the common stock sold in the conversion for issuance under the SOP. The options will be granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of December 31, 1999, 61,750 options had been granted.

The Board adopted the 1997 Nonqualified Stock Option Plan (SOP) effective January 9, 1997. The Board has reserved up to 103,500 shares of common stock under the SOP. The options will be granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of December 31, 1999, no options had been granted.


Note 6:  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved with an effective date of October 10, 1996 and amended on January 9, 1997. The MRP intends to purchase with funds provided by the Company, whether in the open market or from the Holding Company in the form of newly issued shares, 62,100 shares, or 6% of the aggregate number of shares of Common Stock issued and sold in connection with the Conversion for issuance to officers, directors, and employees of the Holding Company. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of December 31, 1999, 17,388 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $9 for the three months ended December 31, 1999 and 1998, respectively. The Bank accounts for its MRP in accordance with Accounting Principle Board Statement 25. Compensation expense is recognized over the vesting period for shares awarded under the plan.


Note 7:  New Accounting Standards

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

Merger

On January 26, 2000, the Company signed a definitive agreement with Midland States Bancorp, Inc. Upon the effective date of the proposed merger, holders of shares of CSB Financial Group, Inc. common stock will have the right to receive cash in the amount of $16 per share. The merger is expected to be completed in the second quarter of 2000.

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

A portion of the Bank's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Bank's operating, investing, lending and financing activities during any given period. At December 31, 1999 and September 30, 1999, cash and cash equivalents totaled $2.0 million and $871, respectively. The increase in cash and cash equivalents is due to an increase in deposit accounts, offset somewhat by the funding of loans.

Liquidity management is both a daily and long-term function of business management. If the Bank requires funds beyond its ability to generate them internally, the Bank may borrow additional funds from the FHLB. At December 31, 1999, the Bank had $1.4 million of outstanding advances from the FHLB.

At December 31, 1999, the Bank had $2.2 million of outstanding commitments to originate loans.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                          December 31, September 30,   Minimum
                                              1999         1999     Requirements
                                          --------------------------------------

Total capital to risk weighted assets ...     42.7%        43.9%        8.0%
Tier I capital to risk weighted assets ..     41.7%        42.9%        4.0%
Tier I capital to average assets ........     20.8%        20.3%        4.0%

Financial Condition

Total assets increased $1,584 to $50,504 at December 31, 1999 from $48,920 at September 30, 1999. The increase resulted from an increase of $494 in gross loans and an increase of $1,158 in cash and cash equivalents.

Gross loans have increased $494 from $29,142 at September 30, 1999 to $29,636 at December 31, 1999. The Bank continues to focus their efforts in the expansion of the commercial loan market and continues to originate commercial loans which meet prudent underwriting standards.

Securities decreased $28 since September 30, 1999, primarily due to a decrease in market values on securities available for sale. The portfolio consists primarily of U.S. Government and agency securities. All securities are held as available for sale.

Results of Operations

Three months ended December 31, 1999 compared to three months ended December 31, 1998

Net Income - The Company's net income for the three months ended December 31, 1999 was $84 compared to $48 for the three months ended December 31, 1998. The increase in net income resulted primarily from a increase in net interest income and a decrease in income taxes.

Interest Income - Interest income increased for the three months ended December 31, 1999 by $40 to $844 from $804 for the three months ended December 31, 1998. The increase is due to an increase in the average balance of interest earning assets to approximately $47,000 during the quarter ended December 31, 1999 compared to approximately $44,000 during the quarter ended December 31, 1998.

Interest Expense - Interest expense increased for the three months ended December 31, 1999 by $1 to $406 from $405 for the three months ended December 31, 1998. The composition of deposit portfolio has remained relatively consistent. Management continues to price deposit products based on competition.

Net Interest Income - Net interest income for the three months ended December 31, 1999 increased by $39 to $438 from $399 for the three months ended December 31, 1998. The increase is attributable to the increase in the Company's interest earning assets.

Noninterest expense increased for the three months ended December 31, 1999 by $40 to $385 from $345 for the three months ended December 31, 1998. The increase was primarily the result of additional legal and professional fees incurred with the merger with Midland States Bancorp, Inc. and additional data processing conversion costs of $28 associated with the change in service centers.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the three months ended December 31, 1999 and 1998, the provision for loan losses was $14 and $18, respectively.

Allowance for Loan Losses - The allowance for loan losses was $225 or .76% of loans receivable at December 31, 1999, compared to $222, or .76% of loans receivable at September 30, 1999. The level of nonperforming loans was .56% of total loans at December 31, 1999 compared to .70% as of September 30, 1999. Based on current reserve levels in relation to total loans receivable and classified assets and the diligent effort put forth by management to address problem loan situations in recent years, management believes its reserves are currently adequate.

Net charge-offs amounted to $11 during the first three months of fiscal year 2000, compared to net charge-offs of $13 during the first three months of fiscal year 1999.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of December 31, 1999 and September 30, 1999, management had not identified any loans as impaired.

Nonperforming Assets

At December 31, 1999, the Bank had $183 of nonperforming assets, .36% of total assets. On September 30, 1999, the Bank had $205 of nonperforming assets,
 .42% of total assets.


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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable.

Item 5.  Other Information
         -----------------
         None.

Item 6.  Exhibits and Reports on Form 8K
         -------------------------------
         Exhibits:

         None.

         Reports on Form 8K:

         None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 CSB Financial Group, Inc.



Date: February 7, 2000                      /s/ K. Gary Reynolds
      ------------------------------        ------------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date: February 7, 2000                      /s/ Joanne Ticknor
      ------------------------------        ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer