Form 10QSB
period 2000-03-31
CSB FINANCIAL GROUP INC
filed 2000-05-15
CIK 940006

SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Shares outstanding at May 1, 2000
-----------------------------                  ---------------------------------
Common Stock, Par Value $0.01                                732,299

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
March 31, 2000 and September 30, 1999
(in thousands, except share data)
(Unaudited)

                                               March 31, September 30,
ASSETS                                           2000        1999
----------------------------------------------------------------------

Cash and cash equivalents ................    $  1,444      $   871
Securities:
   Available for sale ....................      15,798       17,118
   Nonmarketable equity securities .......         216          216
Loans ....................................      30,110       29,142
Allowance for loan losses ................        (220)        (222)
                                              ---------------------
              Loans, net .................      29,890       28,920
Premises and equipment ...................         659          683
Accrued interest receivable ..............         336          318
Intangible assets ........................         509          539
Other assets .............................         208          255
                                              ---------------------

              Total assets ...............    $ 49,060     $ 48,920
                                              =====================

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets
March 31, 2000 and September 30, 1999
(in thousands, except share data)
(Unaudited)

                                                                  March 31, September 30,
LIABILITIES AND STOCKHOLDERS'  EQUITY                               2000       1999
-----------------------------------------------------------------------------------------
LIABILITIES:
   Deposits:
      Demand ...................................................  $  8,946   $  8,563
      Savings ..................................................     3,553      3,794
      Time deposits > $100,000 .................................     3,090      2,627
      Other time deposits ......................................    22,992     21,922
                                                                  -------------------
              Total deposits ...................................    38,581     36,906
                                                                  -------------------
   Advances from the Federal Home Loan Bank ....................       - -      1,400
   Other liabilities ...........................................       163        191
   Deferred income taxes .......................................        23        145
                                                                  -------------------
              Total liabilities ................................    38,767     38,642
                                                                  -------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued ..............................................       - -        - -
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued ..................................        10         10
   Paid-in capital .............................................     7,834      7,829
   Retained earnings ...........................................     6,822      6,683
   Accumulated other comprehensive income (loss) ...............      (210)       (53)
   Unearned employee stock ownership plan shares ...............      (150)      (160)
   Management recognition plan .................................      (496)      (514)
                                                                  -------------------
                                                                    13,810     13,795
   Less cost of treasury stock; 302,701 shares at March 31, 2000
      and September 30, 1999 ...................................    (3,517)    (3,517)
                                                                  -------------------
              Total stockholders' equity .......................    10,293     10,278
                                                                  -------------------

              Total liabilities and stockholders' equity .......  $ 49,060   $ 48,920
                                                                  ===================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Six Months Ended March 31, 2000 and 1999
(Unaudited, in thousands, except per share data)

                                                                           Six
                                                                       Months Ended
                                                                         March 31,
                                                                     ----------------
                                                                      2000      1999
                                                                     ----------------
Interest income:
   Loans and fees on loans ......................................    $1,153    $1,094
   Securities ...................................................       539       528
                                                                     ----------------
              Total interest income .............................     1,692     1,622
                                                                     ----------------

Interest expense:
   Deposits .....................................................       782       797
   Borrowings ...................................................        36       - -
                                                                     ----------------
              Total interest expense ............................       818       797
                                                                     ----------------

              Net interest income ...............................       874       825
Provision for loan losses .......................................        17        36
                                                                     ----------------

              Net interest income after provision for loan losses       857       789
                                                                     ----------------
Noninterest income:
   Service charges on deposits ..................................        50        39
   Gain on sale of securities, net ..............................         1       - -
   Other ........................................................        17        25
                                                                     ----------------
              Total noninterest income ..........................        68        64
                                                                     ----------------

Noninterest expense:
   Compensation and employee benefits ...........................       336       326
   Occupancy and equipment ......................................        52        47
   Data processing ..............................................        84        73
   Audit, legal and other professional ..........................       122        46
   Other ........................................................       171       178
                                                                     ----------------
              Total noninterest expense .........................       765       670
                                                                     ----------------
              Income before income taxes ........................       160       183
Income taxes ....................................................        21        54
                                                                     ----------------
              Net income ........................................    $  139    $  129
                                                                     ================

Earnings per share
   Basic ........................................................    $ 0.19    $ 0.18
                                                                     ================

   Diluted ......................................................    $ 0.19    $ 0.18
                                                                     ================

Weighted average shares outstanding
   Basic ........................................................   722,941   717,178
                                                                    =================

   Diluted ......................................................   747,187   728,356
                                                                    =================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Six Months Ended March 31, 2000 and 1999
(Unaudited, in thousands, except per share data)


                                                                     Six
                                                                Months Ended
                                                                   March 31,
                                                              -----------------
                                                                2000      1999
                                                              -----------------

Net income ................................................   $   139   $   129

Change in unrealized gain on securities available for sale,
   net of tax of $(97) and $(31) ..........................      (157)      (51)
                                                              -----------------

Comprehensive income ......................................   $   (18)  $    78
                                                              =================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended March 31, 2000 and 1999
(Unaudited, in thousands, except per share data)

                                                                        Three
                                                                     Months Ended
                                                                       March 31,
                                                                   ------------------
                                                                     2000      1999
                                                                   ------------------

Interest income:
   Loans and fees on loans ......................................  $    582  $    564
   Securities ...................................................       266       254
                                                                   ------------------
              Total interest income .............................       848       818
                                                                   ------------------

Interest expense:
   Deposits .....................................................       392       392
   Borrowings ...................................................        20       - -
                                                                   ------------------
              Total interest expense ............................       412       392
                                                                   ------------------

              Net interest income ...............................       436       426
Provision for loan losses .......................................         3        18
                                                                   ------------------

              Net interest income after provision for loan losses       433       408
                                                                   ------------------

Noninterest income:
   Service charges on deposits ..................................        24        19
   Gain on sale of securities, net ..............................         1       - -
   Other ........................................................         9        10
                                                                   ------------------
              Total noninterest income ..........................        34        29
                                                                   ------------------

Noninterest expense:
   Compensation and employee benefits ...........................       167       157
   Occupancy and equipment ......................................        31        23
   Data processing ..............................................        32        48
   Audit, legal and other professional ..........................        78        15
   Other ........................................................        72        82
                                                                   ------------------
              Total noninterest expense .........................       380       325
                                                                   ------------------
              Income before income taxes ........................        87       112
Income taxes ....................................................        32        31
                                                                   ------------------
              Net income ........................................  $     55  $     81
                                                                   ==================

Earnings per share
   Basic ........................................................  $   0.08  $    0.11
                                                                   ===================
   Diluted ......................................................  $   0.07  $    0.11
                                                                   ===================

Weighted average shares outstanding
   Basic ........................................................   723,249    717,349
                                                                   ===================
   Diluted ......................................................   751,273    728,527
                                                                   ===================

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of comprehensive income
Three Months Ended March 31, 2000 and 1999
(Unaudited, in thousands, except per share data)


                                                                     Three
                                                                 Months Ended
                                                                   March 31,
                                                               -----------------
                                                                2000      1999
                                                               -----------------

Net income .................................................   $   55    $   81

Change in unrealized gain on securities available for sale,
   net of tax of $(59) and $(30) ...........................          (97)  (49)
                                                               ----------------

Comprehensive income .......................................   $  (42)   $   32
                                                               ================


See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of CASH FLOWS
Six Months Ended March 31, 2000 and 1999
(Unaudited, in thousands)

                                                                                   Six
                                                                               Months Ended
                                                                                 March 31,
                                                                           ------------------
                                                                             2000      1999
                                                                           ------------------
Cash Flows from Operating Activities:
   Net income ..........................................................   $   139    $   129
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses ........................................        17         36
      Provision for depreciation .......................................        35         21
      Deferred income taxes ............................................       (25)        (4)
      Amortization of intangible assets ................................        30         31
      Employee stock ownership plan compensation expense ...............        15         13
      Management recognition plan compensation expense .................        18         18
      Gain on sale of securities .......................................        (1)       - -
      Amortization and accretion on securities .........................         1          6
      Change in assets and liabilities:
        (Increase) in accrued interest receivable ......................       (18)        (2)
        Decrease in other assets .......................................        47         50
        (Decrease) in other liabilities ................................       (28)       (28)
                                                                           ------------------
              Net cash provided by operating activities ................       230        270
                                                                           ------------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases ........................................................    (1,783)    (3,453)
      Proceeds from sales ..............................................     1,794        - -
      Proceeds from maturities and paydowns ............................     1,055      4,741
   Proceeds from sales of nonmarketable equity securities ..............       - -          4
   (Increase) in loans .................................................      (987)    (2,478)
   Purchase of premises and equipment ..................................       (11)        (8)
                                                                           ------------------
              Net cash provided by (used in) investing activities ......        68     (1,194)
                                                                           ------------------

Cash Flows from Financing Activities:
   Increase in deposits ................................................   $ 1,675   $  1,323
   Repayment of FHLB advances ..........................................    (1,400)       - -
   Purchase of treasury stock ..........................................       - -         (5)
                                                                           ------------------
              Net cash provided by financing activities ................       275      1,318
                                                                           ------------------
              Increase in cash and cash equivalents ....................       573        394

Cash and cash equivalents at beginning of period .......................       871      1,542
                                                                           ------------------
Cash and cash equivalents at end of period .............................   $ 1,444    $ 1,936
                                                                           ==================
Supplemental Disclosures:
   Cash paid for:
      Interest .........................................................   $   791    $   797
      Income taxes .....................................................   $     9    $     9

   Change in gross unrealized gain/loss on securities available for sale   $  (254)   $   (82)

   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ...............................................   $    97    $    31

See Notes to Consolidated Financial Statements.

CSB Financial Group, Inc.

Notes to CONSOLIDATED Financial Statements
(in thousands, except per share data)
--------------------------------------------------------------------------------



Note 1.  Background Information

On October 5, 1995, CSB Financial Group, Inc. (the "Company") acquired all of the outstanding shares of Centralia Savings Bank (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered capital stock savings bank. Centralia Savings Bank is located in Marion County, Illinois. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on October 5, 1995. The Company sold 1,035,000 shares of $0.01 par value common stock at a price of $8 per share, including 82,800 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $662,400. The gross proceeds of the offering were $8,280,000. After reducing gross proceeds for conversion costs of $696,000, net proceeds totaled $7,584,000. The Company's stock was traded on the NASDAQ Small Caps market under the symbol "CSBF" until December 31, 1998, at which time the Company transferred the quotation of its common stock to the OTC Bulletin Board under the same symbol.

The acquisition of the Bank by the Company was accounted for as a "pooling of interests" under generally accepted accounting principles. The application of the pooling of interests method records the assets and liabilities of the merged entities on a historical cost basis with no goodwill or other intangible assets being recorded.


Note 2.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the results of operations and cash flows for the six months ended March 31, 2000 and 1999. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.


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

The following reflects earnings per share calculations for basic and diluted methods:

                                                                 For the Six
                                                                Months Ended
                                                                  March 31,
                                                              ------------------
                                                                2000      1999
                                                              ------------------

Net income available to common shareholders ................. $    139  $    129

Basic diluted potential common shares:
   Weighted average shares outstanding ......................  713,005   710,968
   Management recognition plan shares vested ................    9,936     6,210
                                                              ------------------

Basic average shares outstanding ............................  722,941   717,178
                                                              ------------------
Diluted potential common shares:
   Management recognition plan shares granted, but not vested    7,452    11,178
   Stock option equivalents .................................   16,794       - -
                                                              ------------------

Diluted average shares outstanding ..........................  747,187   728,356
                                                              ------------------

Basic earnings per share .................................... $   0.19  $   0.18
                                                              ==================

Diluted earnings per share .................................. $   0.19  $   0.18
                                                              ==================

                                                                  For The Three
                                                                  Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  2000       1999
                                                                -------------------
Net income available to common shareholders .................   $     55   $     81

Basic diluted potential common shares:
   Weighted average shares outstanding ......................    713,313    711,139
   Management recognition plan shares vested ................      9,936      6,210
                                                                -------------------

Basic weighted average shares outstanding ...................    723,249    717,349
                                                                -------------------
Diluted potential common shares:
   Management recognition plan shares granted, but not vested      7,452     11,178
   Stock option equivalents .................................     20,572        - -
                                                                -------------------

Diluted average shares outstanding ..........................    751,273    728,527
                                                                ===================

Basic earnings per share ....................................   $   0.08   $   0.11
                                                                ===================

Diluted earnings per share ..................................   $   0.07   $   0.11
                                                                ===================

Note 4.  Employee Stock Ownership Plan

The ESOP acquired 82,800 shares of the Company's stock for future allocation to employees as part of the mutual to stock conversion process. The purchase was funded with a loan from the Company.

Shares are allocated to all eligible employees as the debt is repaid based on a prorata share of total eligible compensation. Employees 21 or older with at least 1,000 hours of service in a twelve month period are eligible to participate. Benefits will vest over a five year period and in full after five years of qualified service.

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $15 and $13 for the six months ended March 31, 2000 and 1999, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of March 31, 2000 and September 30, 1999, the ESOP held 18,785 and 20,021, respectively, of non-committed shares with a fair value of $274 and $195, respectively.


Note 5.  Stock Option Plan

The Company has a stock option plan (SOP) which was established in 1996 with 103,500 shares of common stock. The options are granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of March 31, 2000, 61,750 options had been granted.

A Nonqualified Stock Option Plan (SOP) was established in 1997 with 103,500 shares of common stock. The options are granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of March 31, 2000, no options had been granted.


 Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved October 10, 1996 and amended on January 9, 1997. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of March 31, 2000, 17,388 shares have been awarded and remain outstanding to officers, directors, and employees. MRP compensation expense was $18 for the six months ended March 31, 2000 and 1999. Compensation expense is recognized over the vesting period for shares awarded under the plan.


Note 7.  Reclassifications

Certain reclassifications have been made to the balances for the period ending March 31, 1999, with no effect on net income, to be consistent with the classifications adopted for March 31, 2000.


Note 8.  New Accounting Standards

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

CSB Financial Group, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONs
( In thousands, except per share data)
--------------------------------------------------------------------------------

General

The principal assets of the Company are its investment in the Bank's common stock. The Company's principal revenue source is interest and dividends on its investments. The principal business of the Bank consists of attracting deposits from the general public and using these funds to originate mortgage loans secured by one- to four-family residences located primarily in Centralia, Illinois and surrounding areas. The Bank engages in various forms of consumer and commercial lending and invests in mortgage-backed U.S. Government and federal agency securities, local municipal issues, and interest-bearing deposits. The Bank's profitability depends primarily on its net interest income, which is the difference between the interest income it earns on its loans and investment portfolio and its cost of funds, which consists mainly of interest paid on deposits. Net interest income is affected by the relative amounts of interest-earning assets, interest-bearing liabilities, and the interest rates earned or paid on these balances.

The Company's profitability is also affected by the level of noninterest income and expense. Noninterest income consists primarily of late charges and other fees. Noninterest expense consists of salaries and benefits, occupancy related expenses, deposit insurance premiums paid to the SAIF, and other operating expenses.

The operations of the Company are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institutions' regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

The Company's business strategy is to operate the bank as a well capitalized, profitable and independent community savings bank dedicated to financing home ownership and consumer needs in its primary market area. The Company has implemented this strategy by: (1) closely monitoring the needs of customers and providing quality service; (2) emphasizing consumer-oriented banking by originating construction and permanent loans on residential and commercial real estate and consumer loans, and by offering other financial services and products; (3) improving and maintaining high asset quality; (4) maintaining capital in excess of regulatory requirements; and (5) managing interest rate risk by emphasizing the origination of loans with adjustable rates or shorter terms and investments in short-term and liquid investments. The Company has adopted various new business strategies intended to increase its presence in its primary market area, thereby increasing its lending activities and sources of income.

Merger

On January 26, 2000, the Company signed a definitive agreement with Midland States Bancorp, Inc. Under the terms of the agreement, Midland States Bancorp, Inc. has agreed to purchase all of the issued and outstanding shares of common stock of CSB Financial Group, Inc. for an aggregate cash consideration of $11.7 million, or $16.00 per share, subject to certain adjustments. This transaction is expected to be completed by July 31, 2000.

Liquidity and Capital Resources

The Company's primary sources of funds consists of deposits, repayment and prepayment of loans, maturities of investments and interest-bearing deposits. Scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable, influenced by general interest rates, economic conditions, and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that loan repayments and other sources of funds will be adequate to meet the Company's liquidity needs for the immediate future.

A portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending, and financing activities during any given period. At March 31, 2000 and September 30, 1999, cash and cash equivalents totaled $1,444 million and $871, respectively. The increase in cash and cash equivalents is due to an increase in deposits and the sale of investment securities to repay borrowings and fund loan growth.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company may borrow additional funds from the FHLB. At March 31, 2000, the Company had no outstanding advances from the FHLB.

At March 31, 2000, the Company had $1.8 million of outstanding commitments on revolving lines of credit.

Regulatory Capital

Federally insured savings associations are required to maintain a minimum level of regulatory capital. The Company and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Company's capital ratios are shown below.

                                          March 31,  September 30,    Minimum
                                            2000          1999      Requirements
                                          --------------------------------------

Total capital to risk weighted assets       39.1%         43.9%         8.0%
Tier I capital to risk weighted assets      38.2%         42.9%         4.0%
Tier I capital to average assets            20.3%         20.3%         4.0%

Financial Condition

Total assets increased $140 to $49,060 at March 31, 2000 from $48,920 at September 30, 1999. The increase resulted from an increase of $573 in cash and cash equivalents due to sales, calls and maturities of investments and a net increase in deposit accounts of $1,675, offset by an increase in loans of $970 and repayment of FHLB Advances of $1,400.


Gross loans have increased $968 from $29,142 at September 30, 1999 to $30,110 at March 31, 2000. The growth in the loan portfolio is comprised primarily of commercial lending.

Securities decreased $1,320 since September 30, 1999. The decrease is due to maturities of U.S. Treasury securities, sale of mortgage backed securities and an overall decline in market values. All securities are held as available for sale.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

Net Income - The Company's net income for the three months ended March 31, 2000 was $55 compared to $81 for the three months ended March 31, 1999. The principal cause of the decrease in net income resulted from an increase in professional fees related to the pending sale of the Company. This decrease was mitigated by a modest increase in net interest margin and a slight reduction of other noninterest expense.

Interest Income - Interest income increased for the three months ended March 31, 2000 by $30 to $848 from $818 for the three months ended March 31, 1999. The increase is due to consistent yields and an increase in the average balance of interest earning assets for the respective periods.

Interest Expense - Interest expense increased for the three months ended March 31, 2000 by $20 to $412 from $392 for the three months ended March 31, 1999. The increase in interest expense is solely attributed to interest expense on borrowed funds that were not necessary in 1999.

Net Interest Income - Net interest income for the three months ended March 31, 2000 increased by $10 to $436 from $426 for the three months ended March 31, 1999. The increase is attributable to the increase in the Company's average balance of loans for the respective period.

Noninterest Expense - Noninterest expense increased for the three months ended March 31, 2000 by $55 to $380 from $325 for the three months ended March 31, 1999. Compensation cost increased for the quarter by $10 and audit, legal and other professional costs increased $63. These increases were partially offset by a $16 decrease in data processing expenses and a $10 decrease in other noninterest expense.

Six months ended March 31, 2000 compared to six months ended March 31, 1999

Net Income -The Company's net income for the six months ended March 31, 2000 was $139 compared to $129 for the six months ended March 31, 1999. The increase is mainly attributable to an increase in net interest income, offset by an increase in noninterest expenses.

Interest Income - Interest income increased $70 from $1,622 to $1,692 or by 4.32%, during the six months ended March 31, 2000 compared to the respective period of 1999. This increase resulted from an increase in the average balance of interest earning assets and a consistent yield.

Interest Expense - Interest expense increased $21 or 2.63%, to $818 for the six months ended March 31, 2000 from $797 for the same period in 1999. The increase in interest expense on borrowings of $36 was offset by a decrease in interest expense on deposits of $15 due to decreasing cost of funds which is consistent with market conditions.

Net Interest Income - Net interest income for the six months ended March 31, 2000 was $874 compared to $825 for the six months ended March 31, 1999. The increase is attributable to an increase in loans and deposits during the period combined with a slight increase in the net interest margin.

Noninterest Expense - Noninterest expense increased for the six months ended March 31, 2000 by $95 to $765 from $670 for the six months ended March 31, 1999. Audit, legal and other professional costs increased $76 due to the pending merger. In addition, compensation costs increased $10 and data processing costs increased $11. These increases were partially offset by a $7 decrease in other noninterest expense.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the six months ended March 31, 2000 and 1999, the provision for loan losses was $17 and $36, respectively.

Allowance for Loan Losses - The allowance for loan losses was $220 or .73% of loans receivable at March 31, 2000, compared to $222, or .76% of loans receivable at September 30, 1999. The level of nonperforming loans was .40% of total loans at March 31, 2000 compared to .70% as of September 30, 1999. Based on the relationship of the allowance for loan losses to total loans and classified assets and the focus on identifying and resolving problem loan situations, management believes the allowance for loan losses is adequate.

Net charge-offs amounted to $19 during the first six months of fiscal year 2000, compared to net charge-offs of $11 during the first six months of fiscal year 1999.

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

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. As of March 31, 2000 and September 30, 1999, management had not identified any loans as impaired.

Nonperforming Assets

At March 31, 2000, the Bank had $121, of nonperforming assets, representing .25% of total assets. On September 30, 1999, the Bank had $205 of nonperforming assets, representing .42% of total assets.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8K

         Exhibits:

         None.

         Reports on Form 8K:

         Form 8K was filed on January 27, 2000 announcing that CSB Financial Group, Inc. had signed a definitive Merger Agreement providing for Midland States Bancorp's acquisition of CSB Financial Group, Inc.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CSB Financial Group, Inc.



Date:  May 15, 2000                         /s/ K. Gary Reynolds
       -----------------------              -----------------------------------
                                            K. Gary Reynolds
                                            Chief Executive Officer and Director



Date:  May 15, 2000                         /s/ Joanne Ticknor
       ------------------------             ------------------------------------
                                            Joanne Ticknor
                                            Secretary and Treasurer