Form 10QSB
period 2000-06-30
CSB FINANCIAL GROUP INC
filed 2000-08-11
CIK 940006

UNITED STATES

                        SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ___________________

                         Commission File Number: 0-26650

                            CSB FINANCIAL GROUP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Illinois                                        37-1336338
--------------------------------                     ---------------------------
  (State or other jurisdiction                       (I.R.S. Employer ID Number)
of incorporation or organization)

  200 South Poplar, Centralia, Illinois                         62801
---------------------------------------                       ----------
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

            Class                           Shares outstanding at August 4, 2000
-----------------------------               ------------------------------------
Common Stock, Par Value $0.01                               732,299

Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        - Consolidated Balance Sheets

        - Consolidated Statements of Income and Comprehensive Income

        - Consolidated Statements of Cash Flows

        - Notes to Unaudited Consolidated Financial Statements

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

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

CSB FINANCIAL GROUP, INC. and SUBSIDIARY

Consolidated Balance Sheets

June 30, 2000 and September 30, 1999

(Unaudited in thousands, except share data)


                                                                June 30,  September 30,
                                                                   2000       1999
---------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents .....................................   $   856    $   871
Securities:
   Available for sale .........................................    15,876     17,118
   Nonmarketable equity securities ............................       243        216
Loans .........................................................    30,623     29,142
Allowance for loan losses .....................................      (222)      (222)
                                                                  ------------------
              Loans, net ......................................    30,401     28,920
Premises and equipment ........................................       622        683
Accrued interest receivable ...................................       466        318
Intangible assets .............................................       493        539
Other assets ..................................................        94        255
                                                                  ------------------
              Total assets ....................................   $49,051    $48,920
                                                                  ==================




LIABILITIES AND STOCKHOLDERS'  EQUITY

LIABILITIES:
   Deposits:
      Demand ..................................................   $ 8,467    $ 8,563
      Savings .................................................     3,409      3,794
      Time deposits > $100,000 ................................     3,012      2,627
      Other time deposits .....................................    22,039     21,922
                                                                  ------------------
              Total deposits ..................................    36,927     36,906
                                                                  ------------------
   Advances from the Federal Home Loan Bank ...................     1,600      1,400
   Other liabilities ..........................................       195        336
                                                                  ------------------
              Total liabilities ...............................    38,722     38,642
                                                                  ------------------

COMMITMENTS, CONTINGENCIES AND CREDIT RISK

STOCKHOLDERS' EQUITY
   Preferred stock, $0.01 par value; 100,000 shares authorized;
      none issued
   Common stock, $0.01 par value; authorized 2,000,000 shares;
      1,035,000 shares issued .................................        10         10
   Paid-in capital ............................................     7,839      7,829
   Retained earnings ..........................................     6,780      6,683
   Accumulated other comprehensive income (loss) ..............      (157)       (53)
   Unearned employee stock ownership plan shares ..............      (145)      (160)
   Management recognition plan ................................      (481)      (514)
                                                                  ------------------
                                                                   13,846     13,795
   Less cost of treasury stock; 302,701 shares at June 30, 2000
      and September 30, 1999 ..................................    (3,517)    (3,517)
                                                                  ------------------
              Total stockholders' equity ......................    10,329     10,278
                                                                  ------------------

              Total liabilities and stockholders' equity ......   $49,051    $48,920
                                                                  ==================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Nine Months Ended June 30, 2000 and 1999

(Unaudited, in thousands, except per share data)

                                                                     Nine Months Ended
                                                                          June 30,
                                                                    --------------------
                                                                       2000       1999
                                                                    --------------------
Interest income:
   Loans and fees on loans ......................................   $  1,758    $  1,666
   Securities ...................................................        792         764
                                                                    --------------------
              Total interest income .............................      2,550       2,430
                                                                    --------------------

Interest expense:
   Deposits .....................................................      1,168       1,160
   Borrowings ...................................................         39         - -
                                                                    --------------------
              Total interest expense ............................      1,207       1,160
                                                                    --------------------

              Net interest income ...............................      1,343       1,270
Provision for loan losses .......................................         17          54
                                                                    --------------------

              Net interest income after provision for loan losses      1,326       1,216
                                                                    --------------------

Noninterest income:
   Service charges on deposits ..................................         72          60
   (Loss) on sale of securities, net ............................         (3)        - -
   Other ........................................................         40          38
                                                                    --------------------
              Total noninterest income ..........................        109          98
                                                                    ---------------------

Noninterest expense:
   Compensation and employee benefits ...........................        487         449
   Occupancy and equipment ......................................         97          71
   Data processing ..............................................        109         116
   Audit, legal and other professional ..........................        344          61
   Other ........................................................        333         293
                                                                    --------------------
              Total noninterest expense .........................      1,370         990
                                                                    --------------------
              Income before income taxes ........................         65         324
Income taxes (benefit) ..........................................        (32)        100
                                                                    --------------------
              Net income ........................................   $     97    $    224
                                                                    ====================

Earnings per share
   Basic ........................................................   $   0.13       0.31
                                                                    ===================
   Diluted ......................................................   $   0.13       0.31
                                                                    ===================

Weighted average shares outstanding
   Basic ........................................................    724,900     718,919
                                                                    ====================
   Diluted ......................................................    749,640     728,441
                                                                    ====================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.

Consolidated Statements of comprehensive income (LOSS) Nine Months Ended June 30,2000 and 1999 (Unaudited, in thousands, except per share data)

                                                                    Nine Months Ended
                                                                         June 30,
                                                                    ------------------
                                                                      2000      1999
                                                                    ------------------
Net income .......................................................  $    97    $   224

Change in unrealized gain (loss) on securities available for sale,
   net of tax of $(64) and $(134) ................................     (106)      (218)

Less:  Reclassification adjustment, net of tax of $1 and $0 ......        2        - -
                                                                    ------------------
                                                                       (104)      (218)
                                                                    ------------------

Comprehensive income (loss) ......................................  $    (7)   $     6
                                                                    ==================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Income
Three Months Ended June 30, 2000 and 1999

(Unaudited, in thousands, except per share data)

                                                                     Three Months Ended
                                                                         June 30,
                                                                    --------------------
                                                                      2000        1999
                                                                    --------------------
Interest income:
   Loans and fees on loans ......................................   $    605    $    572
   Securities ...................................................        253         236
                                                                    --------------------
              Total interest income .............................        858         808
                                                                    --------------------

Interest expense:
   Deposits .....................................................        386         363
   Borrowings ...................................................          3         - -
                                                                    --------------------
              Total interest expense ............................        389         363

              Net interest income ...............................        469         445
Provision for loan losses .......................................        - -          18
                                                                    --------------------

              Net interest income after provision for loan losses        469         427
                                                                    --------------------

Noninterest income:
   Service charges on deposits ..................................         22          21
   (Loss) on sale of securities .................................         (4)        - -
   Other ........................................................         23          13
                                                                    --------------------
              Total noninterest income ..........................         41          34
                                                                    --------------------

Noninterest expense:
   Compensation and employee benefits ...........................        151         123
   Occupancy and equipment ......................................         45          24
   Data processing ..............................................         25          22
   Audit, legal and other professional ..........................        222          15
   Other ........................................................        162         136
                                                                    --------------------
              Total noninterest expense .........................        605         320
                                                                    --------------------
              Income (loss) before income taxes .................        (95)        141
Income taxes (benefit) ..........................................        (53)         46
                                                                    --------------------
              Net income (loss) .................................   $    (42)   $     95
                                                                    ====================

Earnings (loss) per share
   Basic ........................................................   $  (0.06)   $   0.13
                                                                    ====================
   Diluted ......................................................   $  (0.06)   $   0.13
                                                                    ====================

Weighted average shares outstanding
   Basic ........................................................    725,509     719,091
                                                                    ====================
   Diluted ......................................................    753,992     728,613
                                                                    ====================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.

Consolidated  Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2000 and 1999

(Unaudited, in thousands, except per share data)

                                                                      Three Months Ended
                                                                            June 30,
                                                                      ------------------
                                                                         2000      1999
                                                                       -----------------

Net income (loss) ................................................     $   (42)   $    95

Change in unrealized gain (loss) on securities available for sale,
   net of tax of $31 and $(1) ....................................          50         (1)

Less:  Reclassification adjustment, net of tax of $1 and $0 ......           3        - -
                                                                       ------------------
                                                                            53         (1)
                                                                       ------------------

Comprehensive income .............................................     $    11    $    94
                                                                       ==================

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2000 and 1999
(Unaudited, in thousands)

                                                                   Nine Months Ended
                                                                       June 30,
                                                                     2000     1999
                                                                   -----------------
Cash Flows from Operating Activities:
   Net income ...................................................  $    97   $   224
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Provision for loan losses .................................       17        54
      Provision for depreciation ................................       72        32
      Amortization of intangible assets .........................       46        46
      Employee stock ownership plan compensation expense ........       25        19
      Management recognition plan compensation expense ..........       33        27
      Deferred income taxes .....................................     (105)        2
      Loss on sale of securities ................................        3       - -
      Amortization and accretion on securities ..................      - -         9
      Change in assets and liabilities:
        (Increase) in accrued interest receivable ...............     (148)     (119)
        (Increase) decrease in other assets .....................      161      (104)
        (Decrease) increase in other liabilities ................       19       (11)
                                                                   -----------------
              Net cash provided by operating activities .........      220       179
                                                                   -----------------

Cash Flows from Investing Activities:
   Securities available for sale:
      Purchases .................................................   (2,283)   (4,651)
      Proceeds from sales .......................................    2,288       - -
      Proceeds from maturities and paydowns .....................    1,075     6,029
   Nonmarketable equity securities:
      Purchases of nonmarketable equity securities ..............      (27)       (1)
   Increase in loans ............................................   (1,498)   (3,199)
   Purchase of premises and equipment ...........................      (11)     (129)
                                                                   -----------------
              Net cash (used in) investing activities ...........     (456)   (1,951)
                                                                   -----------------
Cash Flows from Financing Activities:
   Increase in deposits .........................................  $    21   $ 1,797
   Proceeds from advances from the Federal Home Loan Bank .......    1,600       - -
   Payments on advances from the Federal Home Loan Bank .........   (1,400)      - -
   Purchase of treasury stock ...................................      - -        (5)
                                                                   -----------------
              Net cash provided by financing activities .........      221     1,792

              Increase (decrease) in cash and cash equivalents ..      (15)       20

Cash and cash equivalents at beginning of period ................      871     1,542
                                                                   -----------------

Cash and cash equivalents at end of period ......................  $   856   $ 1,562
                                                                   =================

Supplemental Disclosures:
   Cash paid for:
      Interest ..................................................  $  1,187  $ 1,171
      Income taxes ..............................................  $   144   $    17

   Change in gross unrealized gain/loss on securities available
      for sale ..................................................  $   159   $   352

   Change in deferred taxes on unrealized gain/loss on securities
      available for sale ........................................  $   (55)  $  (134)

See Notes to Unaudited Consolidated Financial Statements.

CSB Financial Group, Inc.

Notes to Unaudited Consolidated Financial Statements
(In Thousands, Except Per Share Data)



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

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of CSB Financial Group, Inc., its wholly owned subsidiary, Centralia Savings Bank, the Bank, and the Bank's wholly-owned subsidiary, Centralia SLA. Centralia SLA, Inc.'s principal business activity is to provide insurance services. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Bank's annual report on Form 10-KSB for the year ended September 30, 1999. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company at June 30, 2000 the results of operations for the three months ended June 30, 2000 and 1999, and the results of operations and cash flows for the nine months ended June 30, 2000 and 1999. All adjustments to the financial statements were normal and recurring in nature.

Operating results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000.

Note 3.  Earnings Per Share

Basic earnings (loss) per share ("EPS") is computed as net income (loss) available to common stockholders divided by the weighted average common shares outstanding and vested shares of the Management Recognition Plan.

Diluted EPS is computed as net income (loss) available to common stockholders divided by the weighted average common shares outstanding, common stock equivalents, and shares awarded under the Management Recognition Plan weighted to reflect the portion of the period the shares were outstanding.

The following reflects earnings per share calculations for basic and diluted methods:

                                                                                           For the Nine
                                                                                           Months Ended
                                                                                              June 30,
                                                                                         ------------------
                                                                                           2000       1999
                                                                                         ------------------

Net income available to common shareholders ..........................................   $     97   $    224

Basic diluted potential common shares:

   Weighted average shares outstanding ...............................................    713,308    711,053
   Management recognition plan shares vested .........................................     11,592      7,866
                                                                                         -------------------

Basic average shares outstanding .....................................................    724,900    718,919
                                                                                         -------------------

Diluted potential common shares:

   Management recognition plan shares granted, but not vested ........................      5,796      9,522
   Stock option equivalents ..........................................................     18,944        - -
                                                                                         -------------------

Diluted average shares outstanding ...................................................    749,640    728,441
                                                                                         -------------------

Basic earnings per share .............................................................   $   0.13   $   0.31
                                                                                         ===================

Diluted earnings per share ...........................................................   $    0.13  $   0.31
                                                                                         ===================

                                                                                            For the Three
                                                                                            Months Ended
                                                                                              June 30,
                                                                                         -------------------
                                                                                           2000        1999
                                                                                         -------------------

Net income (loss) available to common shareholders ...................................   $    (42)  $     95

Basic diluted potential common shares:

   Weighted average shares outstanding ...............................................    713,917    711,225
   Management recognition plan shares vested .........................................     11,592      7,866
                                                                                         -------------------

Basic weighted average shares outstanding ............................................    725,509    719,091
                                                                                         -------------------

Diluted potential common shares:

   Management recognition plan shares granted, but not vested ........................      5,796      9,522
   Stock option equivalents ..........................................................     22,687
                                                                                         -------------------

Diluted average shares outstanding ...................................................    753,992    728,613
                                                                                         -------------------

Basic earnings (loss) per share ......................................................   $  (0.06)  $   0.13
                                                                                         ==================

Diluted earnings (loss) per share ....................................................   $  (0.06)  $   0.13
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

As shares are committed to be released from unallocated shares, the Bank recognizes compensation expense equal to the current market price of the shares, and the shares become outstanding for purposes of calculating earnings per share. The Bank recognized compensation expense for the ESOP of $25 and $19 for the nine months ended June 30, 2000 and 1999, respectively.

Dividends received, if any, by the ESOP on unallocated shares will be used for debt service.

In July 1997, the Company repurchased 41,400 shares of common stock from the ESOP. The ESOP used the proceeds received from the repurchase to reduce outstanding debt to the Company. The balance in unearned ESOP shares was reduced by the cost of the shares sold to the Company. As of June 30, 2000 and September 30, 1999, the ESOP held 18,181 and 20,021, respectively, of non-committed shares with a fair value of $273 and $195, respectively.

Note 5.  Stock Option Plan

The Company has a stock option plan (SOP) which was established in 1996 with 103,500 shares of common stock. The options are granted by a Committee, comprised of directors, to key employees and directors based on their services. The exercise price of options granted must be at least equal to the fair market value of the common stock on the date the option is granted. The options granted under the plan become exercisable at a rate of 20 percent per year commencing one year after the grant date and 20 percent on each anniversary date for the following four years. As of June 30, 2000, 61,750 options had been granted.

A Nonqualified Stock Option Plan (SOP) was established in 1997 with 103,500 shares of common stock. The options are granted by a committee, comprised of directors, to key employees and directors based on their services. The exercise price of the option granted must be at least equal to the fair market value of the common stock on the date the option is granted. The terms of the options and the exercise schedule are at the discretion of the committee and option agreements need not be identical. As of June 30, 2000, no options had been granted.

Note 6.  Management Recognition Plan

The Management Recognition Plan ("MRP") was approved October 10, 1996 and amended on January 9, 1997. Directors, officers, and employees become vested in the shares of common stock awarded to them under the MRP at a rate of 20% per year, commencing one year after the grant date, and 20% on the anniversary date thereof for the following four years. As of June 30, 2000, 17,388 shares have been awarded to officers, directors, and employees. MRP compensation expense was $33 and $27 for the nine months ended June 30, 2000 and 1999, respectively. Compensation expense is recognized over the vesting period for shares awarded under the plan.

 Note 7.  Reclassifications

Certain reclassifications have been made to the balances for the period ending June 30, 1999, with no effect on net income, to be consistent with the classifications adopted for June 30, 2000.

Note 8.  New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement applies to all entities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged. The statement is not to be applied retroactively to financial statements of prior periods. The issuance of FAS 137 in June 1999 extended the application date to all fiscal quarters of fiscal years beginning after June 15, 2000. The issuance of FAS 138 in June 2000 amended and clarified various issues within FAS 133. The Company does not believe the adoption of FAS 133, as amended by FAS 137 and FAS 138, will have a material impact on the consolidated financial statements.

Note 9.  Subsequent Event

On January 26, 2000, the Company signed a definitive agreement with Midland States Bancorp, Inc. Under the terms of the agreement, Midland States Bancorp, Inc. agreed to purchase all of the issued and outstanding shares of common stock of CSB Financial Group, Inc. for an aggregate cash consideration of $11.7 million or $16.00 per share, subject to certain adjustments. The transaction was consummated July 14, 2000 effective as of close of business June 30, 2000. The June 30, 2000 financial statements reflect the various acquisition related expenses incurred as a result of this transaction, net of the anticipated tax effect.

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

Acquisition

On January 26, 2000, the Company signed a definitive agreement with Midland States Bancorp, Inc. Under the terms of the agreement, Midland States Bancorp, Inc. agreed to purchase all of the issued and outstanding shares of common stock of CSB Financial Group, Inc. for an aggregate cash consideration of $11.7 million or $16.00 per share, subject to certain adjustments. The transaction was consummated July 14, 2000 effective as of close of business June 30, 2000. The June 30, 2000 financial statements reflect the various acquisition related expenses incurred as a result of this transaction, net of the anticipated tax effect.

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

A portion of the Company's liquidity consists of cash and cash equivalents, which include investments in highly liquid, short-term deposits. The level of these assets is dependent on the Company's operating, investing, lending, and financing activities during any given period. At June 30, 2000 and September 30, 1999, cash and cash equivalents totaled $856 and $871, respectively.

Liquidity management is both a daily and long-term function of business management. If the Company requires funds beyond its ability to generate them internally, the Company may borrow additional funds from the FHLB. At June 30, 2000, the Company had $1.6 million in outstanding advances from the FHLB.

At June 30, 2000, the Company had $1.5 million of outstanding commitments on revolving lines of credit.

Regulatory Capital

Federally insured savings associations such as the Bank are required to maintain a minimum level of regulatory capital. The Corporation and its subsidiary have capital ratios which substantially exceed all regulatory requirements. The Corporation's capital ratios are shown below.

                                          June 30,  September 30,      Minimum
                                            2000        1999        Requirements
                                       -----------------------------------------

Total capital to risk weighted assets      41.40%      43.90%           8.0%
Tier I capital to risk weighted assets     40.50%      42.90%           4.0%
Tier I capital to average assets           20.60%      20.30%           4.0%

Financial Condition

Total assets increased $131 to $49,051 at June 30, 2000 from $48,920 at September 30, 1999. The principal cause of this increase was an increase of $1,481 in the loan portfolio, partially offset by a decrease in securities available for sale of $1,242. The new loans were funded by the sale of existing securities and the overall increase in deposits and FHLB advances of $21 and $200, respectively.

Gross loans have increased $1,481 from $29,142 at September 30, 1999 to $30,623 at June 30, 2000. The growth in the loan portfolio is comprised primarily of commercial lending.

Securities decreased $1,242 since September 30, 1999. The decrease is due to maturities of U.S. Treasury securities, sales of mortgage backed securities and an overall decline in market values. All securities are held as available for sale.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net Income - The Company's net income (loss) for the three months ended June 30, 2000 and 1999 was $(42) and $95, respectively. The increase in net interest income and other noninterest income, along with a decrease in the provision for loan losses and income tax expense, was offset by increased other noninterest expense, primarily due to acquisition related professional fees.

Interest Income - Interest income increased for the three months ended June 30, 2000 by $50 to $858 from $808 for the three months ended June 30, 1999. The increase is due to increasing yields and increases in average loan balances for the respective periods due to current market conditions.

Interest Expense - Interest expense increased for the three months ended June 30, 2000 by $26 to $389 from $363 for the three months ended June 30, 1999. The increase is due to increasing yields and increases in average deposit balances for the respective periods. Interest on funds borrowed in the current period accounted for $3 of additional interest expense in 2000.

Net Interest Income - Net interest income after the provision for loan loss for the three months ended June 30, 2000 increased by $42 to $469 from $427 for the three months ended June 30, 1999.

Noninterest expense - Noninterest expense increased for the three months ended June 30, 2000 by $285 to $605 from $320 for the three months ended June 30, 1999. The principal reason for the increase is the increase in professional fees of $207 due to acquisition related expenses. Increases in compensation and benefits, occupancy, data processing expenses and other noninterest expense were $28, $21, $3 and $26, respectively.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

Net Income -The Company's net income for the nine months ended June 30, 2000 was $97 compared to $224 for the nine months ended June 30, 1999. The decrease is due primarily to an increase in professional fees due to acquisition related expenses, net of taxes.

Interest Income - Interest income increased $120 from $2,430 to $2,550, or by 4.94% during the nine months of 2000 compared to the respective period of 1999. This increase resulted from an increase in the average loan balance outstanding, offset by a slight decrease in average yield on loans.

Interest Expense - Interest expense increased $47 or 4.05%, to $1,207 for the nine months ended June 30, 2000 from $1,160 for the same period in 1999. The increase resulted from $39 in interest expense on borrowed funds in 2000 which were not necessary in 1999.

Net Interest Income - Net interest income for the nine months ended June 30, 2000 and 1999 was $1,343 and $1,270, respectively.

Noninterest Income - Noninterest income increased $11 or 11.2% for the nine months ended June 30, 2000, primarily as a result of increased service charges on deposits.

Noninterest Expense - Noninterest expense increased for the nine months ended June 30, 2000 by $380, or 38.38% to $1,370 from $990 for the nine months ended June 30, 1999. The principal reason for the increase is the increase in professional fees of $283 due to acquisition related expenses. Increases in compensation and benefits, occupancy and other noninterest expense of $38, $26 and $40, respectively, were partially offset by a decrease in data processing expenses of $7.

Provision for Loan Losses - The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the estimated fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance. During the nine months ended June 30, 2000 and 1999, the provision for loan losses was $17 and $54, respectively.

Allowance for Loan Losses - The allowance for loan losses was $222, or .72% of loans receivable at June 30, 2000, compared to $222, or .76% of loans receivable at September 30, 1999. The level of nonperforming loans was .17% of total loans at June 30, 2000 compared to .70% as of September 30, 1999. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluation of the collectibility of loans and prior loss experience. The evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Net charge-offs amounted to $17 during the first nine months of fiscal year 2000, compared to net charge-offs of $10 during the first nine months of 1999.

Loans are considered impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due. The portion of the allowance for loan losses applicable to impaired loans has been computed based on the present value of the estimated future cash flows of interest and principal discounted at the loan's effective interest rate or on the fair value of the collateral for collateral dependent loans. The entire change in present value of expected cash flows of impaired loans or of collateral value is reported as the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision for loan losses that otherwise would be reported. As of June 30, 2000 and September 30, 1999, management had not identified any loans as impaired.

Nonperforming Assets

At June 30, 2000, the Bank had $51, of nonperforming assets, representing .10% of total assets. On September 30, 1999, the Bank had $205 of nonperforming assets, representing .42% of total assets.

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

                           PART II - OTHER INFORMATION




Item 1.  Legal Proceedings

         In May 1999, a shareholder of CSB Financial Inc. filed a class action lawsuit in a Delaware court against the Company, its top executive and its directors for breach of fiduciary duty for failure to put an acquisition offer to shareholder vote. The class action is seeking buyout of current shares at $14.75 (offered purchase price). During the third quarter of the fiscal year, a $65,000 settlement was reached between the parties. The Company has accrued the non-insured portion of the settlement totaling $32,500 in losses plus legal fees as of June 30, 2000. No additional losses are expected as a result of this litigation.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         A special meeting of stockholders was held on July 14, 2000 to approve and adopt the Agreement and Plan of Merger between CSB Financial Group, Inc. and Midland States Bancorp, Inc. The proposal was approved with a vote of 607,402 (82.9%) shares for, 450 (.1%) shares against and no shares abstaining.

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

                                           CSB Financial Group, Inc.



Date:  8/11/00
      ------------------------------       /s/ K. Gary Reynolds
                                           -------------------------------------
                                           K. Gary Reynolds
                                           Chief Executive Officer and Director

Date: 8/11/00
      -------------------------------      /s/ Joanne Ticknor
                                           -------------------------------------
                                           Joanne Ticknor
                                           Secretary and Treasurer